Form 10-Q
period 2008-03-31
Hambrecht Asia Acquisition Corp.
filed 2008-05-15
CIK 1412095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 000-53122

HAMBRECHT ASIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

13/F Tower 2
New World Tower
18 Queens Road Central
Hong Kong
(Address of Principal Executive Offices including Zip Code)

852-2801-5383
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐          No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 5,299,126 shares of the Registrant’s common stock issued and outstanding as of May 14, 2008.

Hambrecht Asia Acquisition Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hambrecht Asia Acquisition Corp..
(a corporation in the development stage)

Condensed Balance Sheets

	(unaudited) March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$101,622	$101,671
Prepaid expenses	145,833	183,254

Total current assets	247,455	284,925

Other asset
Restricted cash equivalents held in the trust account	33,547,396	--

	$33,794,851	$284,925

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses and offering costs	$68,055	$--
Loan payable, shareholder	--	281,661

Total current liabilities	68,055	281,661

Long-term liabilities
Deferred underwriting discounts, net of $356,101 subject to forfeiture in the event of possible conversion	830,903	--

Ordinary shares, subject to possible redemption, (1,271,788 shares at conversion value of $7.92 per share)	10,072,561	--

Shareholders’ equity
Ordinary shares, $.001 par value, 50,000,000 shares authorized; 5,299,125 shares issued and outstanding (which includes 1,271,788 shares subject to possible conversion)	5,299	1,150
Additional paid-in capital	22,851,981	23,850
Deficit accumulated during the development stage	(33,948)	(21,736)

Total shareholders’ equity	22,823,332	3,264

Total liabilities and shareholders’ equity	$33,794,851	$284,925

See accompanying notes to condensed financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations

		Period from
	For the Three	July 18, 2007
	Months Ended	(inception) to
	March 31, 2008	March 31, 2008
Revenues	$--	$--

Formation and operating costs	27,489	49,225

Loss from operations	(27,489)	(49,225)

Interest income, net	15,277	15,277

Net loss	(12,212)	(33,948)

Loss per ordinary share, basic and diluted	$(0.01)	$(0.04)

Weighted average number of ordinary shares outstanding, basic and diluted	2,218,324	1,530,036

Loss per ordinary share subject to possible redemption, basic and diluted	$0	$0

Weighted average number of shares subject to possible redemption, basic & diluted	274,693	87,144

See accompanying notes to condensed financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Shareholders Equity

	Ordinary Shares
	Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balances at June 18, 2007	—	$—	$—	$—	$—

Sale of units issued to founders on July 18, 2007	1,150,000	1,150	23,850		25,000

Net loss through the period ended December 31, 2007				(21,726)	(21,726)

Balances at December 31, 2007	1,150,000	$1,150	$23,850	$(21,736)	$3,264

Proceeds from private placement to initial shareholders			1,550,000		1,550,000
Sale of 4,000,000 units at $8.00 per share, net of underwriters’ discount and offering expenses (1,199,999 shares subject to possible conversion) (unaudited)	4,000,000	4,000	29,550,348		29,554,348
Sale of 239,300 units at $8.00 per share from partial exercise of underwriters’ overallotment option, net of underwriters’ discount and offering expenses (71,789 shares subject to possible conversion) (unaudited)	239,300	239	1,800,344		1,800,583
Forfeiture of founders shares from partial exercise of underwriters’ overallotment option (unaudited)	(90,175)	(90)			(90)
Proceeds subject to possible conversion of 1,271,788 shares at a conversion value of $7.92 per share (unaudited)			(10,072,561)		(10,072,561)
Net loss through the period ended March 31, 2008 (unaudited)				(12,212)	(33,948)
Balances at March 31, 2008 (unaudited)	5,299,125	$5,299	$22,851,981	$(33,948)	$22,823,332

See accompanying notes to condensed financial statements.

Hambrecht Asia Acquisition Corp..
(a corporation in the development stage)

Condensed Statements of Cash Flows
(unaudited)

		Period from
	For the Three	July 18, 2007
	Months Ended	(inception) to
	March 31, 2008	March 31, 2008
Cash Flows from Operating Activities
Net loss	$(12,212)	$(33,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued expenses	68,055	68,055
Prepaid expenses	37,421	(145,833)

Net cash provided by (used in) operating activities	73,264	(131,726)

Net Cash Flows used in Investing Activities,
Cash and cash equivalent held in Trust Account	(33,547,396)	(33,547,396)

Cash Flows from Financing Activities
Proceeds from sale of ordinary shares	—	25,000
Proceeds from shareholder’s note payable	—	281,661
Proceeds from private placement	1,550,000	1,550,000
Proceeds from initial public offering	32,000,000	32,000,000
Proceeds from exercise of underwriters overallotment option	1,914,400	1,914,400
Repayment of shareholder’s note payable	(281,661)	(281,661)
Offering expenses of initial public offering (including accrued expenses, less deferred underwriting fees held in trust)	(1,728,656)	(1,728,656)

Net cash provided by financing activities	33,454,083	33,760,744

Net increase (decrease) in cash	(49)	101,622
Cash at beginning of the period	101,671	—

Cash at end of the period	$101,622	$101,622

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees , net	$830,903	$830,903

Proceeds from initial public offering reclassified to mezzenine debt for ordinary shares subject to possible redemption	$10,072,561	$10,072,561

See accompanying notes to condensed financial statements.

Table of Contents

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

The accompanying condensed financial statements as of March 31, 2008 and for the three month ended March 31, 2008 and July 18, 2007 (inception) to March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for all periods presented.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 as reported on the Company's Annual Report on Form 10-K filed with the SEC. The condensed balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP.

Hambrecht Asia Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in the Cayman Islands on July 18, 2007 with an authorized share capital of 50,000,000 ordinary shares (par value $0.001 per share). The Company’s founders contributed $25,000 to the formation of the Company and were issued 1,150,000 ordinary shares. The Company was formed to acquire, through a stock exchange, asset acquisition or other similar business combination, one or more operating businesses having its primary operations located in the People’s Republic of China (“Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The financial statements as of March 31, 2008 and for the period ended March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations for the three month period ended March 31, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

As of March 31, 2008, the Company had not commenced any operations or generated revenues. All activity from the period July 18, 2007 (date of inception) through March 31, 2008 relates to the Company’s formation and its initial public offering described below

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 3 was declared effective on March 7, 2008. The Company consummated the Offering on March 12, 2008 and immediately prior to such Offering, sold an aggregate of 1,550,000 warrants at $1.00 per warrant to certain officers and affiliates of the Company in a private placement (the “Private Placement”) described in Note 4. On March 31 2008, the underwriters of the Offering exercised their over-allotment option for a total of an additional 239,300 units. The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses having their primary operations in the People’s Republic of China (“Business Combination”). Net proceeds of $33,537,396 from the Offering, including the exercise of the underwriters’ over-allotment option, and the Private Placement are held in a trust account (“Trust Account”) and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy stockholder conversion rights. The Trust Account includes the deferred underwriting discount from the Offering of up to $1,187,004 which will be paid to the underwriters upon consummation of a business combination, as described in Note 6. Additionally, up to an aggregate of $700,000, plus up to an additional $350,000 during the Extended Period (as described below) if approved by shareholders, of interest earned on the Trust Account balance (net of any taxes paid or payable) may be released to the Company to fund operating activities.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for shareholder approval. In the event that shareholders owning 30% or more of the shares sold in the Offering vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated. All of the Company’s shareholders prior to the Offering, have agreed to vote their pre-initial public offering ordinary shares in accordance with the vote of the majority of the shares voted by all shareholders of the Company who purchased their shares in the Offering or the aftermarket (“Public Shareholders”) with respect to any business combination. After consummation of a business combination, these voting safeguards will no longer be applicable.

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Proposed Offering, or 24 months from the consummation of the Proposed Offering if certain extension criteria have been satisfied, or 36 months with the extension approved by the shareholders, the Company will be dissolved and the proceeds held in the Trust account, plus certain interest, less certain costs, each as described in this prospectus will be distributed to the Company’s public shareholders. If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering, the Company will continue to exist until 24 months from the consummation of the Proposed Offering. If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a business combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its business combination to 36 months, by calling a special (or annual) meeting of shareholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Shareholder approval for the Extended Period and holders of 30% or more of the shares held by Public Shareholders do not vote against the Extended Period and elect to convert their ordinary shares in connection with the vote for the Extended Period, the Company will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, the Company will still be required to seek Public Shareholder approval before completing a business combination. In the event there is no business combination within the 24-month deadline (assuming the Extended Period is not approved) described above, the Company will dissolve and distribute to its Public Shareholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received shareholder approval for an initial business combination. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.

With respect to a business combination which is approved and consummated or a vote on the Extended Period which is approved, any Public Shareholders who voted against the business combination or Extended Period may contemporaneously with or prior to such vote exercise their conversion right and their ordinary shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account (including interest therein), calculated as of two business days prior to the consummation of the proposed business combination or vote on Extended Period, divided by the number of common shares sold in the Offering and exercise of the over-allotment option.

A Public Shareholder’s election to convert ordinary shares in connection with the vote on the Extended Period will only be honored if the Extended Period is approved. Public Shareholders who vote their shares against the Extended Period and exercise their conversion rights, will not be able to vote these shares with respect to the initial business combination. All other Public Shareholders will be able to vote on the initial business combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation:

The Company’s reporting currency is the United States (“U.S.”) dollar. Although the Company maintains a cash account with a bank in Hong Kong, denominated in U.S. dollars, its expenditures to date have been and are expected to continue to be denominated in U.S. dollars. Accordingly, the Company has designated its functional currency as the U.S. dollar.

In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign currency balance sheets are translated using the exchange rates as of the balance sheet date, and revenue and expense amounts in the statements of operations are translated at the transaction date or the average exchange rate for each period. The resulting foreign currency translation adjustments are recognized into the balance sheet as accumulated other comprehensive income/(loss) within shareholders' equity.

Foreign currency transaction gains and losses will be included in the statement of operations as they occur. For the periods presented, there were no local currency financial statements and, therefore, no such gains or losses and translation adjustments.

Restricted cash equivalents held in the trust account:

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and exercise of the over-allotment option, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested in a money market fund that invests in US government debt securities.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments:

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximate the carrying amounts represented in the accompanying condensed balance sheets.

Use of estimates:

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes:

Under current Cayman Islands laws, the Company is not subject to income taxes or capital gains, and there is no Cayman Islands withholding tax imposed upon payments of dividends by the Company to its shareholders. In the future, the Company’s tax rate will be impacted by acquisitions of non-Cayman subsidiaries governed by the respective local income tax laws. Accordingly, no provision for income taxes has been made in the accompanying balance sheet.

Ordinary shares subject to conversion:

As discussed in more detail in Note 1, the Company will only proceed with a Business Combination if: (1) it is approved by a majority of the votes cast by the Company’s public shareholders; and (2) public shareholders holding less than 30% (1,271,788) of the ordinary shares sold in the Offering and exercise of the over-allotment option, choose to exercise their conversion rights thereby receiving their per share interest in the Trust Account. In accordance with EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company has classified 1,271,788 shares of its ordinary shares outside of permanent equity as “Ordinary shares subject to conversion,” at an initial conversion price of $7.92. The Company will recognize changes in the conversion value as they occur and will adjust the carrying value of the ordinary shares subject to conversion to be equal to its conversion value at the end of each reporting period.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. SFAS 157 did not have any impact on the Company’s results of operations or financial position. The disclosures required under SFAS 157 are set forth in Note 5.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s financial condition, results of operations or cash flows

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the accompanying balance sheet

NOTE 3—PUBLIC OFFERING

On March 7, 2008, the Company sold 4,000,000 units, in the Offering at a price of $8.00 per unit. On March 31, 2008, the Company consummated the closing of an additional 239,300 units which were subject to the over-allotment option. Each unit consists of one share of the Company’s ordinary shares, $0.001 par value, and one warrant. Each warrant will entitle the holder to purchase from the Company one share of the Company’s ordinary shares at an exercise price of $5.00 per share commencing on the later of: (i) The consummation of the business combination, or (ii) March 7, 2009. The warrants will be exercisable only if the Company continues to provide for an effective registration statement covering the ordinary shares issueable upon exercise of the warrants. In no event will the holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s ordinary shares.

The warrants expire on March 7, 2013, unless earlier redeemed. The warrants included in the units sold in the Offering are redeemable, at the Company’s option, in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the ordinary shares exceeds $11.50 per share for any 20 trading days within a 30-trading day period.

The warrants are classified within shareholders’ equity since, under the terms of the warrants, the Company cannot be required to settle or redeem them for cash.

NOTE 4—RELATED PARTY TRANSACTIONS

The Company has agreed to pay Hambrecht-Eu Capital, a company owned and managed by the Company’s Chairman of the Board, Chief Financial Officer and Secretary, $7,500 per month for office space and general and administrative services including secretarial support commencing on November 15, 2007 and continuing (i) until the consummation by the Company of a business combination (as described in Note 1), (ii) 18 months from commencement of the Offering if the Company does not effect a Business Combination, (iii) 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement, has been executed within 18 months of commencement of the Offering and the Company has not effected a business combination, or (iv) 36 months from the consummation of the Offering if an extension has been approved by the Company’s shareholders under certain circumstances.

AEX Enterprises Limited, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, companies controlled by Elizabeth R. Hambrecht, wife of Robert Eu, one of the Company’s founders and the Company’s Chairman, Chief Financial Officer and Secretary and William R. Hambrecht, Robert Eu’s father-in-law, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr. and Marbella Capital Partners Ltd., a company controlled by John Wang, our Chief Executive Officer, purchased an aggregate of 1,550,000 warrants at a price of $1.00 per warrant ($1,550,000 in the aggregate) in a private placement immediately prior to the initial public offering (“private placement warrants”). Elizabeth R. Hambrecht owns approximately 25% and William R. Hambrecht controls (through a trust of which he is trustee) approximately 38% of the voting shares of AEX Enterprises Limited. William Hambrecht is a controlling person of W.R. Hambrecht + Co., LLC and is the trustee of the Hambrecht 1980 Revocable Trust. The proceeds from the sale of the private placement warrants were added to the proceeds from this Offering to be held in the Trust Account pending the Company’s consummation of a Business Combination. If the Company does not complete a Business Combination that meets the criteria described in the Offering, then the $1,550,000 purchase price of the private placement warrants will become part of any liquidating distribution to the Company’s public shareholders following the Company’s liquidation and dissolution and the private placement warrants will expire worthless.

The private placement warrants will be non-redeemable so long as they are held by the original holders of the warrants, the pre-initial public offering shareholder and director or their permitted transferees. In addition, pursuant to the registration rights agreement, the holders of the private placement warrants and the underlying ordinary shares will be entitled to certain registration rights immediately after the consummation of the initial business combination and the warrants may be exercised on a cashless basis if held by the original holder, the pre-initial public offering shareholder and director or their permitted transferees. With those exceptions, the private placement warrants have terms and provisions that are otherwise identical to those of the warrants being sold as part of the units in this Offering.

The sale of private placement warrants did not result in the recognition of stock based compensation expense because the private placement warrants were sold at or above fair market value.

AEX Enterprises Limited, W.R. Hambrecht + Co., LLC, the Hambrecht 1980 Revocable Trust, Shea Ventures LLC and Marbella Capital Partners Ltd. have agreed, subject to certain exceptions, not to transfer, assign or sell any of its private placement warrants until after the Company consummate a Business Combination. However, prior to the consummation of a business combination, the original holders of the warrants will be permitted to transfer their private placement warrants in certain limited circumstances, such as to the Company’s officers and directors, and other persons or entities associated with such persons, but the transferees receiving such private placement warrants will be subject to the same sale restrictions imposed on such entity.

Robert Eu, one of the Company’s founders, had provided to the Company advances totaling approximately $282,000 to pay a portion of the expenses of the Offering for the SEC registration fee, FINRA registration fee, and accounting and legal fees and expenses. The note was payable on demand with interest at 4% per annum. The note, plus interest of approximately $5,000, was repaid out of the proceeds of the Offering on March 12, 2008.

NOTE 5—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement , or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	March 31, 2008		Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$	0.1	$	0.1	$	—	$	—
Cash and cash equivalents held in trust		33.5		33.5		—		—

Total	$	33.6	$	33.6	$	—	$	—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE 6— COMMITMENTS AND UNDERWRITERS’ COMPENSATION

The Company consummated its Offering on March 12, 2008 and paid to the underwriters a $1,120,000 underwriting discount fee, representing 3.5% of the gross proceeds, and is committed to pay up to an additional $1,120,000, currently held in the Trust Account, representing an additional deferred underwriting discount fee of 3.5%, payable upon the Company’s consummation of a Business Combination.

On March 31, 2008, the underwriters exercised their over-allotment option and purchased from the Company an additional 239,300 units. The Company paid to the underwriters a $67,004 underwriting discount, representing 3.5% of the over-allotment gross proceeds, and is committed to pay up to an additional $67,004, currently held in the Trust Account, representing an additional deferred underwriting discount of 3.5%, payable upon the Company’s consummation of a Business Combination.

The Company also issued and sold to the underwriters on the closing date an option, as an additional compensation to purchase up to an aggregate of 280,000 units for an aggregate purchase price of $100. The Option shall be exercisable, in whole or in part, commencing on the later of the consummation of a Business Combination or six months from March 7, 2008 and expiring on March 7, 2013 at an initial exercise price of $10.00 per Unit.

The Company has determined based upon a Black-Scholes- Merton option pricing formula, that the estimated fair value of the option on the date of sale would be approximately $3.36 per unit or an aggregate of approximately $941,000, assuming an expected term of five years, volatility of 51.51% and a risk-free interest rate of 3.38%. Given the parameters used in the computation of the value of the option change over time, the actual fair value of the option on the date of sale is expected to be different from the estimated fair value computed above.

The volatility calculation of 51.51% is based on the latest five year average volatility of 62 companies drawn from the Shanghai Stock Exchange Composite Index that had market capitalizations between $70 million and $150 million. Because the Company does not have a trading history, the Company estimated the potential volatility of its ordinary share price, which will depend on a number of factors which cannot be ascertained at this time. The Company used the annualized volatility of the historical volatilities for a period of time equal in length to the term of the option because the Company believes that the volatility of these companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s ordinary share post-Business Combination. Although an expected life of five years was taken into account for purposes of assigning value to this option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.

Pursuant to Rule 2710(g)(1) of FINRA Conduct Rule, the option to purchase 280,000 units is deemed to be underwriting compensation and therefore upon exercise, the underlying shares and warrants are subject to a 180-day lock-up. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Proposed Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We are a blank check company formed under the laws of the Cayman Islands on July 18, 2007. We were formed to acquire one or more operating businesses through a merger, stock exchange, asset acquisition or similar business combination or control through contractual arrangements having its primary operations in the People’s Republic of China, or PRC. We will not seek to acquire a business with its primary operations outside of the PRC. We do not have any specific business combination under current consideration, though we have had discussions with several potential target businesses regarding a possible business combination.

If we do not consummate a business combination by September 12, 2009, but have entered into a letter of intent or definitive agreement with respect to a business combination before such date, we will have until March 12, 2010, in which to consummate a business combination. However if we anticipate that we will not be able to consummate a business combination by March 12, 2010, we may seek shareholder approval to extend the period of time to consummate a business combination until March 12, 2011. In order to extend the period of March 12, 2011, (i) public shareholders must approve the extension and (ii) public shareholders owning no more than one share less than 30.0% of the shares sold in this offering may have exercised their redemption rights.

Results of Operations for the Three Month Period ended March 31, 2008

We incurred a net loss of $12,212 for the three-month period ended March 31, 2008. Until we enter into a business combination, we will not have revenues.

Overall, for the quarter ended March 31, 2008, we incurred $4,167 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of $822.

For the three months ended March 31, 2008, our trust account earned interest of $22,000 and our funds outside of the trust account had not yet began to earn interest income.

Liquidity and Capital Resources

On March 7, 2008, the we completed a private placement of 1,550,000 warrants to AEX Enterprises Limited, a company controlled by Elizabeth R. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Robert Eu’s father-in-law, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, each an entity controlled by William Hambrecht, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr., and Marbella Capital Partners Ltd., a company owned by John Wang, our Chief Executive Officer, and received net proceeds of $1,550,000. On March 12, 2008, we consummated our initial public offering of 4,000,000 units. On March 31, 2008, the underwriters of our initial public offering exercised their over-allotment option , for a total of an additional 239,300 units (over and above the 4,000,000 units sold in the initial public offering) for an aggregate offering of 4,239,300 units. Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of April 9, 2008.

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $2,784,873, including underwriting discounts of approximately $2,374,008, were approximately $32,679,527. Approximately $33,527,396 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 will not be held in the trust account. Except for up to $700,000 (plus up to and additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 18, 2007 (the date of our inception) through December 31, 2007, we had operating expenses of $21,737and deferred offering costs of $183,253. From January 1, 2008 through March 31, 2008, we had operating expenses of $27,489 and offering costs of $1,478,170. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $700,000 (or $1,050,000 if approved by our shareholders) in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2007, we had no amount held in the trust account and as of March 31, 2008 there was approximately $33,537,396 held in the trust account, which includes deferred underwriting fees of 1,187,004. Additionally, as of March 31, 2008, we have approximately $101,622 outside the trust account to fund our working capital requirements.

We will use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses, and will use a portion of the interest earned on the trust account together with the funds not held in trust to identify and evaluate prospective target businesses, to select one or more target businesses, and to structure, negotiate and consummate the business combination. We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a business combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

Commencing on November 15, 2007, we began incurring a fee of approximately $7,500 per month for office space.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will begin in 2008 and continue in 2009 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are not required to respond to this item because we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 18, 2007, John Wang, Robert J. Eu and Stephen N. Cannon purchased an aggregate of 1,150,000 of our ordinary shares (including up to 150,000 ordinary shares subject to cancellation by the company to the extent that the underwriters do not exercise their over-allotment option) for an aggregate purchase price of $25,000. Mr. Cannon subsequently transferred all of the shares he purchased to the Cannon Family Irrevocable Trust, of which Mr. Cannon is the sole trustee.

On February 21, 2008, John Wang, Robert Eu and the Cannon Family Irrevocable Trust transferred an aggregate of 463,334 shares to W.R. Hambrecht + Co., LLC, Shea Ventures LLC, Marbella Capital Partners Ltd., AEX Enterprises Limited and the Hambrecht 1980 Revocable Trust, each of which entities is an accredited investor for an aggregate purchase price of 10,193.35 or $0.022 per share. Following the underwriters’ partial exercise of the over-allotment option on March 31, 2008, each of Robert J. Eu, Cannon Family Irrevocable Trust and WR Hambrecht + Co., LLC returned 30,058 shares (an aggregate of 90,174 shares) to the company for cancellation.

On March 7, 2008, the we completed a private placement of 1,550,000 warrants to AEX Enterprises Limited, a company controlled by Elizabeth R. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Robert Eu’s father-in-law, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, each an entity controlled by William Hambrecht, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr., and Marbella Capital Partners Ltd., a company owned by John Wang, our Chief Executive Officer, and received net proceeds of $1,550,000. We refer to the warrants sold in this private placement as the private placement warrants. The private placement warrants have terms and provisions that are substantially similar to the warrants included in the units sold in our initial public offering, except that these warrants are not be transferable or salable by the original purchasers of the warrants or their permitted transferees until we consummate a business combination, are non-redeemable so long as the original purchasers of the warrants or their permitted transferees hold such warrants and may be exercised on a cashless basis if held by the original holder, the pre-initial public shareholders and directors or their permitted transferees. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such securities. No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. We did, however, repay Robert Eu, our Chairman, Chief Financial Officer and Secretary, for amounts due under a $290,000 revolving credit line he provided to us to pay the expenses of our initial public offering. As of March 12, 2008, we repaid this revolving credit line in full. Advances under the line of credit bore interest at a rate of 4% per year. The aggregate amount of principal and interest repaid on such revolving line of credit was $286,369, including $4,708 in interest expense.

On February 27, 2008, we sold options to purchase up to an aggregate of 280,000 units to the representative of the underwriter (and certain of its affiliates) in our initial public offering for an aggregate of $100. The exercise price per unit is $10.00, and each unit consists of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.00 per share. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to the underwriters in our initial public offering. No underwriting discounts or commissions were paid with respect to such securities.

Use of Proceeds

On March 7, 2008, we completed a private placement of 1,550,000 warrants. On March 12, 2008, we consummated our initial public offering of 4,000,000 units. On March 31, 2008, the underwriters of our initial public offering exercised their over-allotment option for a total of an additional 239,300 units (over and above the 4,000,000 units sold in the initial public offering) for an aggregate offering of 4,239,300 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit and the warrants we sold at an offering price of $1.00 per warrant, generating total gross proceeds of $35,464,400. Broadband Capital Management LLC acted as lead underwriter. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-146147). The Securities and Exchange Commission declared the registration statement effective on March 7, 2008.

We incurred a total of $2,374,008 in underwriting discounts and commissions, of which $1,187,004 has been placed in the trust account. Such portion of the underwriter’s compensation will only be paid to the underwriters in the event that we consummate a business combination. The total expenses in connection with the sale of our warrants in the private placement and the initial public offering were $2,784,873.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $32,679,527. Approximately $33,527,396 (or approximately $7.91 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $700,000 (or $1,050,000 if approved by our shareholders) of the interest earned on the trust account to fund our working capital prior to a business combination. As of March 31, 2008, there was approximately $33,527,396 held in the trust account, which includes deferred underwriting fees of $1,187,004.

Overall, for the quarter ended March 31, 2008, we incurred $4,167 of insurance expense, $22,500 of rent expense and other operating costs of $822.

Repurchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMBRECHT ASIA ACQUISITION CORP.

May 15, 2008	By:	/s/ John Wang
John Wang
Chief Executive Officer, President and Director (Principal Executive Officer)

May 15, 2008	By:	/s/ Robert J. Eu
Robert J. Eu
Chairman of the Board, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .