Form 10-Q
period 2008-06-30
Hambrecht Asia Acquisition Corp.
filed 2008-08-14
CIK 1412095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

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

There were 5,299,125 shares of the Registrant’s common stock issued and outstanding as of June 30, 2008.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets
Cash	$76,395	$101,671
Prepaid expenses	133,332	183,254
Total current assets	209,727	284,925

Other asset
Cash equivalents held in the Trust Account	33,634,793	—
	$33,844,520	$284,925

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$94,063	$—
Loan payable, shareholder	—	281,661
Total current liabilities	94,063	281,661

Long-term liabilities
Deferred underwriting discounts, net of $356,101 subject to forfeiture in the event of possible conversion	830,903	—

Ordinary shares, subject to possible redemption, (1,271,788 shares at conversion value of $7.92 per share)	10,072,561	—

Shareholders’ equity
Ordinary shares, $.001 par value, 50,000,000 shares authorized; 5,299,125 shares and 1,150,000 issued and outstanding (which includes 1,271,788 shares and 0 shares subject to possible conversion)	5,299	1,150
Additional paid-in capital	22,851,981	23,850
Deficit accumulated during the development stage	(10,287)	(21,736)
Total shareholders’ equity	22,846,993	3,264
Total liabilities and shareholders’ equity	$33,844,520	$284,925

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations
 (Unaudited)

			Period from
	For the Three	For the Six	July 18, 2007
	Months Ended	Months Ended	(inception) to
	June 30, 2008	June 30, 2008	June 30, 2008
Revenues	$—	$—	$—

Formation and operating costs	129,194	156,683	178,419

Loss from operations	(129,194)	(156,683)	(178,419)

Interest income, net	152,856	168,133	168,133

Net income (loss)	23,661	11,449	(10,287)

Weighted average number of ordinary shares subject to possible redemption, basic and diluted	1,271,788	808,223	421,480

Net income per share subject to possble redemption, basic and diluted	$0.00	$0.00	$0.00

Weighted average number of ordinary shares outstanding (not subject to possible redemption) , basic	5,299,125	3,789,581	2,526,515

Net income (loss) per share not subject to possible redemption, basic	$0.01	$0.01	$(0.01)

Weighted average number of ordinary shares outstanding (not subject to possible redemption), diluted	7,455,844	5,164,193	2,526,515

Net income (loss) per share not subject to possible redemption, diluted	$0.01	$0.01	$(0.01)

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Shareholders’ Equity

	Ordinary Shares		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Par Value	Capital	Stage	Equity
Balances at July 18, 2007	—	$—	$—	$—	$—

Sale of units issued to founders on July 18, 2007	1,150,000	1,150	23,850		25,000

Net loss				(21,736)	(21,736)

Balances at December 31, 2007	1,150,000	$1,150	$23,850	$(21,736)	$3,264

Proceeds from private placement to initial shareholders			1,550,000		1,550,000
Sale of 4,000,000 units at $8.00 per share, net of underwriters’ discount and offering expenses (1,199,999 shares subject to possible redemption) (unaudited)	4,000,000	4,000	29,550,348		29,554,348
Sale of 239,300 units at $8.00 per share from partial exercise of underwriters’ overallotment option, net of underwriters’ discount and offering expenses (71,789 shares subject to possible redemption) (unaudited)	239,300	239	1,800,344		1,800,583
Forfeiture of founders shares from partial exercise of underwriters’ overallotment option (unaudited)	(90,175)	(90)			(90)
Proceeds subject to possible redemption of 1,271,788 shares at a redemption value of $7.92 per share (unaudited)			(10,072,561)		(10,072,561)
Net income for the six months ended June 30, 2008 (unaudited)				11,449	11,499
Balances at June 30, 2008 (unaudited)	5,299,125	$5,299	$22,851,981	$(10,287)	$22,846,993

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows
(unaudited)

		Period from
	For the Six	July 18, 2007
	Months Ended	(inception) to
	June 30, 2008	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$11,449	$(10,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued expenses	94,063	94,063
Prepaid expenses	49,922	(133,332)
Net cash provided by (used in) operating activities	155,434	(49,556)

Cash used in investing activities:
Changes in cash equivalents held in Trust Account	(33,634,793)	(33,634,793)

Cash flows from financing activities:
Proceeds from sale of ordinary shares	—	25,000
Proceeds from shareholder’s note payable	—	281,661
Proceeds from private placement	1,550,000	1,550,000
Proceeds from initial public offering	32,000,000	32,000,000
Proceeds from exercise of underwriters overallotment option	1,914,400	1,914,400
Repayment of shareholder’s note payable	—	(281,661)
Offering expenses of initial public offering , (less deferred underwriting fees held in trust)	(1,728,656)	(1,728,656)
Net cash provided by financing activities	33,454,083	33760,744

Net increase (decrease) in cash	(25,276)	76,395
Cash at beginning of the period	101,671	—
Cash at end of the period	$76,395	$76,395

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees , net	$830,903	$830,903

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Interim Financial Statements
(unaudited)

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

The accompanying unaudited condensed financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and for the period July 18, 2007 (inception) to June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for all periods presented.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 as reported on the Company's Registration Statement on Form S-1, Amendment 3 filed with the SEC. The condensed balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP.

Hambrecht Asia Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in the Cayman Islands on July 18, 2007 with an authorized share capital of 50,000,000 ordinary shares (par value $0.001 per share). The Company’s founders contributed $25,000 to the formation of the Company and were issued 1,150,000 ordinary shares. The Company was formed to acquire, through a stock exchange, asset acquisition or other similar business combination, one or more operating businesses having its primary operations located in the People’s Republic of China (“Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company selected December 31st as its fiscal year end.

As of June 30, 2008, the Company had not commenced any operations or generated any revenues. All activity from the period July 18, 2007 (date of inception) through June 30, 2008 relates to the Company’s formation and its initial public offering as described below.

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 3 was declared effective on March 7, 2008. The Company consummated the Offering on March 12, 2008 and immediately prior to such Offering, sold an aggregate of 1,550,000 warrants at $1.00 per warrant to certain officers and affiliates of the Company in a private placement (the “Private Placement”) described in Note 4. On March 31 2008, the underwriters of the Offering exercised their over-allotment option for a total of an additional 239,300 units. The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses having their primary operations in the People’s Republic of China (“Business Combination”). Net proceeds of $33,537,396 from the Offering, including the exercise of the underwriters’ over-allotment option, and the Private Placement are held in a trust account (“Trust Account”) and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy stockholder conversion rights. The Trust Account includes the deferred underwriting discount from the Offering of up to $1,187,004 which will be paid to the underwriters upon consummation of a business combination, as described in Note 6. Additionally, up to an aggregate of $700,000, plus up to an additional $350,000 during the Extended Period (as described below) if approved by shareholders, of interest earned on the Trust Account balance (net of any taxes paid or payable) may be released to the Company to fund operating activities. Through June 30, 2008, approximately $65,000 of interest earned on the trust account balance has been released to the company.

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

Use of estimates:

The preparation of condensed interim financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes:

Under current Cayman Islands laws, the Company is not subject to income taxes or capital gains, and there is no Cayman Islands withholding tax imposed upon payments of dividends by the Company to its shareholders. In the future, the Company’s tax rate will be impacted by acquisitions of non-Cayman subsidiaries governed by the respective local income tax laws. Accordingly, no provision for income taxes has been made in the accompanying condensed balance sheets.

Ordinary shares subject to possible redemption:

As discussed in more detail in Note 1, the Company will only proceed with a Business Combination if: (1) it is approved by a majority of the votes cast by the Company’s public shareholders; and (2) public shareholders holding less than 30% (1,271,788) of the ordinary shares sold in the Offering and exercise of the over-allotment option, choose to exercise their conversion rights thereby receiving their per share interest in the Trust Account. In accordance with FASB’s Emerging Issues Task Force (EITF) Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company has classified 1,271,788 shares of its ordinary shares outside of permanent equity as “Ordinary shares subject to conversion,” at an initial conversion price of $7.92. The Company will recognize changes in the conversion value as they occur and will adjust the carrying value of the ordinary shares subject to conversion to be equal to its conversion value at the end of each reporting period.

Net income per common share:

The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the condensed statements of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

For the three and six months ended June 30, 2008 and for the period from July 18, 2007 (inception) to June 30, 2008, the Company had potentially dilutive securities in the form of 7,129,125 warrants, and 5,299,125 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 2,156,719 and 1,374,612 represent incremental shares of common stock, based on their assumed redemption, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.

The Company’s condensed statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

Recently Adopted Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) . This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position. The disclosures required under SFAS 157 are set forth in Note 15. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155 (SFAS 159 ). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s financial condition, results of operations or cash flows.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.

New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R for any of our applicable acquisitions beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 will be effective for the fiscal years beginning on or after December 15, 2008. We will apply SFAS 160 to any applicable transactions beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133”. (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Management does not believe that any recently issued, but no yet effective accounting standards if currently adopted would have a material effect on the accompanying condensed balance sheets

NOTE 3—PUBLIC OFFERING

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

The sale of private placement warrants did not result in the recognition of stock-based compensation expense because the private placement warrants were sold at or above fair market value.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$0.1	$0.1	$—	$—
Cash equivalents held in Trust Account	33.6	33.5	—	—
Total	$33.7	$33.6	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE 6— COMMITMENTS AND UNDERWRITERS’ COMPENSATION

The Company consummated its Offering on March 12, 2008 and paid to the underwriters a $1,120,000 underwriting fee, representing 3.5% of the gross proceeds, and is committed to pay up to an additional $1,120,000, currently held in the Trust Account, representing an additional deferred underwriting fee of 3.5%, payable upon the Company’s consummation of a Business Combination.

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

Results of Operations for the Three Month Period ended June 30, 2008

We incurred a net gain of $23,661 for the three-month period ended June 30, 2008 due to interest earned on the trust account. Until we enter into a business combination, we will not have revenues.

Overall, for the quarter ended June 30, 2008, we incurred $12,501 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of $94,193.

For the three months ended June 30, 2008, our trust account earned interest of $153,106.

Results of Operations for the Six Month Period ended June 30, 2008

We incurred a net gain of $11,449 for the six-month period ended June 30, 2008 due to interest earned on the trust account.

Overall, for the six months ended June 30, 2008, we incurred $16,668 of insurance expense from the amortization of our pre-paid D&O insurance policy, $45,000 of rent expense and other operating costs of $95,015.

For the six months ended June 30, 2008, our trust account earned interest of $173,106.

Liquidity and Capital Resources

On March 7, 2008, the we completed a private placement of 1,550,000 warrants to AEX Enterprises Limited, a company controlled by Elizabeth R. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Robert Eu’s father-in-law, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, each an entity controlled by William Hambrecht, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr., and Marbella Capital Partners Ltd., a company owned by John Wang, our Chief Executive Officer, and received net proceeds of $1,550,000. On March 12, 2008, we consummated our initial public offering of 4,000,000 units. On June 30, 2008, the underwriters of our initial public offering exercised their over-allotment option , for a total of an additional 239,300 units (over and above the 4,000,000 units sold in the initial public offering) for an aggregate offering of 4,239,300 units. Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of April 9, 2008.

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $2,784,873, including underwriting discounts of approximately $2,374,008, were approximately $32,679,527. Approximately $33,527,396 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 will not be held in the trust account. Except for up to $700,000 (plus up to and additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 18, 2007 (the date of our inception) through December 31, 2007, we had operating expenses of $21,737 and deferred offering costs of $183,253. From January 1, 2008 through June 30, 2008, we had operating expenses of $156,683. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $700,000 (or $1,050,000 if approved by our shareholders) in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2007, we had no amount held in the trust account and as of June 30, 2008 there was approximately $33,634,793 held in the trust account, which includes deferred underwriting fees of 1,187,004. Additionally, as of June 30, 2008, we have approximately $76,395 outside the trust account to fund our working capital requirements.

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $32,679,527. Approximately $33,527,396 (or approximately $7.91 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $700,000 (or $1,050,000 if approved by our shareholders) of the interest earned on the trust account to fund our working capital prior to a business combination. As of June 30, 2008, there was approximately $33,634,793 held in the trust account, which includes deferred underwriting fees of $1,187,004.

Overall, for the quarter ended June 30, 2008, we incurred $12,501 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of $94,193.

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

HAMBRECHT ASIA ACQUISITION CORP.

August 14, 2008	By:	/s/ John Wang

John Wang
Chief Executive Officer, President and Director (Principal Executive Officer)

August 14, 2008	By:	/s/ Robert J. Eu

Robert J. Eu
Chairman of the Board, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .