Form 10-Q
period 2008-09-30
Hambrecht Asia Acquisition Corp.
filed 2008-11-13
CIK 1412095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 5,299,125 shares of the Registrant’s common stock issued and outstanding as of November 1, 2008.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets
	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets
Cash	$63,007	$101,671
Prepaid expenses	120,831	183,254

Total current assets	183,838	284,925
Other asset
Cash equivalents held in the Trust Account	33,748,713	--

Total assets	$33,932,550	$284,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$94,985	$--
Loan payable, shareholder	--	281,661

Total current liabilities	94,985	281,661

Long-term liabilities
Deferred underwriting fees, net of $356,101 subject to forfeiture in the event of possible redemption	830,903	--

Ordinary shares, subject to redemption, (1,271,788 shares at redemption value of $7.92 per share)	10,072,561	--

Shareholders’ equity
Ordinary shares, $.001 par value, 50,000,000 shares authorized; 5,299,125 and 1,150,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (which includes 1,271,788 shares and 0 shares subject to possible redemption)	5,299	1,150
Additional paid-in capital	22,851,981	23,850
Earnings accumulated during the development stage	76,822	(21,736)

Total shareholders’ equity	22,934,102	3,264

Total liabilities and shareholders’ equity	$33,932,550	$284,925

See accompanying notes to condensed financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008	Period from July 18, 2007 (inception) to September 30, 2008	Period from July 18, 2007 (inception) to September 30, 2007
Revenues	$--	$--	$--	$--

Formation and administrative costs	91,353	248,036

Loss from operations	(91,353)	(248,036)	(269,772)	(3,438)

Interest income, net	178,461	346,594	346,594	—

Net income (loss)	87,108	98,558	76,822	(3,438)

Weighted average number of ordinary shares subject to possible redemption, basic and diluted	1,271,788	963,873	598,869	1,150,000

Income per ordinary share subject to possible redemption, basic and diluted	$-	$-	$-	$-

Weighted average number of ordinary shares outstanding (not subject to possible redemption) , basic	5,299,125	4,296,435	3,104,928	1,150,000

Income (loss) per ordinary share not subject to possible redemption, basic	$0.02	$0.02	$0.02	$(0.00)

Weighted average number of ordinary shares outstanding (not subject to possible redemption), diluted	7,485,119	5,933,652	3,882,080	1,150,000

Income (loss) per ordinary share not subject to possible redemption, diluted	$0.01	$0.02	$0.02	$(0.00)

See accompanying notes to condensed financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Shareholders’ Equity
For the Period July 18, 2007(date of inception) to September 30, 2008

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Shareholders’ Equity
Balances at July 18, 2007	--	$--	$--	$--	$--

Sale of units issued to founders on July 18, 2007 at approximately $0.02 per share	1,150,000	1,150	23,850		25,000

Net loss				(21,736)	(21,736)

Balances at December 31, 2007	1,150,000	$1,150	$23,850	$(21,736)	$3,264

Proceeds from sale of warrants in a private placement to initial shareholders			1,550,000		1,550,000
Sale of 4,000,000 units at $8.00 per share in the public offering, net of underwriters’ discount and offering expenses (1,199,999 shares subject to possible redemption) (unaudited)	4,000,000	4,000	29,550,348		29,554,348
Sale of 239,300 units at $8.00 per share in the public offering from partial exercise of underwriters’ overallotment option, net of underwriters’ discount and offering expenses (71,789 shares subject to possible redemption) (unaudited)	239,300	239	1,800,344		1,800,583
Forfeiture of founders shares from partial exercise of underwriters’ overallotment option (unaudited)	(90,175)	(90)			(90)
Proceeds subject to possible redemption of 1,271,788 shares at a redemption value of $7.92 per share (unaudited)			(10,072,561)		(10,072,561)
Net income				98,558	98,558
Balances at September 30, 2008 (unaudited)	5,299,125	$5,299	$22,851,981	$76,822	$22,934,102

See accompanying notes to condensed financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows

(unaudited)

		Period from	Period from
	For the Nine	July 18, 2007	July 18, 2007
	Months Ended	(inception) to	(inception) to
	September 30, 2008	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income (loss)	$98,558	$76,822	$(3,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued expenses	94,985	94,985	—
Prepaid expenses	62,423	(120,831)	—

Net cash provided by (used in) operating activities	255,966	50,976	(3,438)

Cash used in investing activities:
Changes in cash equivalents held in Trust Account	(33,748,713)	(33,748,713)	—

Cash flows from financing activities:
Proceeds from sale of ordinary shares to founders	—	25,000	25,000
Proceeds from shareholder’s note payable	—	281,661	91,661
Payments of Deferred Offering Cost	—	—	(98,817)
Proceeds from warrants purchased in private placement	1,550,000	1,550,000	—
Proceeds from initial public offering	32,000,000	32,000,000	—
Proceeds from exercise of underwriters overallotment option	1,914,400	1,914,400	—
Repayment of shareholder’s note payable	(281,661)	(281,661)	—
Payment of offering costs of initial public offering	(1,728,656)	(1,728,656)	—

Net cash provided by financing activities	33,454,083	33,760,744	17,844

Net increase (decrease) in cash	(38,664)	63,007	14,406
Cash at beginning of the period	101,671	—	—

Cash at end of the period	$63,007	$63,007	$14,406

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees, net	$830,903	$830,903	—
Ordinary shares subject to possible redemption	$10,072,561	$10,072,561

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Interim Financial Statements
(unaudited)

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for all periods presented.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 as reported on the Company's Registration Statement on Form S-1, Amendment 3 filed with the SEC. The accompanying condensed balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP.

Hambrecht Asia Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in the Cayman Islands on July 18, 2007 with an authorized share capital of 50,000,000 ordinary shares (par value $0.001 per share). The Company’s founders contributed $25,000 to the formation of the Company and were issued 1,150,000 ordinary shares. The Company was formed to acquire, through a stock exchange, asset acquisition or other similar business combination, one or more operating businesses having its primary operations located in the People’s Republic of China (“Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.The Company selected December 31st as its fiscal year end.

As of September 30, 2008, the Company had not commenced any operations or generated any revenues. All activity from the period July 18, 2007 (date of inception) through September 30, 2008 relates to the Company’s formation and its initial public offering as described below. The company will not generate any operating revenue until after the completion of the Business combination, at the earliest. The Company currently generates non-operating income from interest income earned on the investments held in a trust account (the “Trust Account”), from the proceeds derived from the public offering.

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 3 was declared effective on March 7, 2008. The Company consummated the Offering on March 12, 2008. Immediately prior to the Offering, the Company sold an aggregate of 1,550,000 warrants at $1.00 per warrant to certain officers and affiliates of the Company in a private placement (the “Private Placement”) described in Note 4. On March 31 2008, the underwriters of the Offering exercised their over-allotment option for a total of an additional 239,300 units. The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses having their primary operations in the People’s Republic of China (“Business Combination”). Net proceeds of $33,537,396 from the Offering, including the exercise of the underwriters’ over-allotment option, and the Private Placement are held in a Trust Account and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except that funds may be released to satisfy stockholder conversion rights. The Trust Account includes the deferred underwriting discount from the Offering of up to $1,187,004 which will be paid to the underwriters upon consummation of a business combination, as described in Note 6. Additionally, up to an aggregate of $700,000, plus up to an additional $350,000 during the Extended Period (as described below), if approved by shareholders, of interest earned on the Trust Account balance (net of any taxes paid or payable) may be released to the Company to fund operating activities. Through September 30, 2008, approximately $130,000 of interest earned on the Trust Account balance has been released to the Company.

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

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, or 36 months with the extension approved by the shareholders, the Company will be dissolved and the proceeds held in the Trust Account, plus certain interest, less certain costs, each as described in this prospectus will be distributed to the Company’s public shareholders. If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering, the Company will continue to exist until 24 months from the consummation of the Offering. If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a business combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its business combination to 36 months, by calling a special (or annual) meeting of shareholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Shareholder approval for the Extended Period and holders of 30% or more of the shares held by Public Shareholders do not vote against the Extended Period and elect to convert their ordinary shares in connection with the vote for the Extended Period, the Company will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, the Company will still be required to seek Public Shareholder approval before completing a business combination. In the event there is no business combination within the 24-month deadline (assuming the Extended Period is not approved) described above, the Company will dissolve and distribute to its Public Shareholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received shareholder approval for an initial business combination. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents held in the Trust Account:

The amounts held in the Trust Account as of September 30, 2008, represent substantially all of the proceeds of the Offering, exercise of the underwriters’ over-allotment option and certain interest, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested in a tax-free money market fund that generally invests in US short-term municipal obligations.

Fair value of financial instruments:

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and current liabilities as disclosed in the accompanying condensed balance sheets, approximate their fair value due to their short maturities.

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

Income taxes:

Under current Cayman Islands laws, the Company is not subject to income taxes or capital gains, and there is no Cayman Islands withholding tax imposed upon payments of dividends by the Company to its shareholders. In the future, the Company’s tax rate will be impacted by acquisitions of non-Cayman subsidiaries governed by the respective local income tax laws. Accordingly, no provision for income taxes has been made in the accompanying condensed statement of operations.

Ordinary shares subject to possible redemption:

As discussed in Note 1, the Company will only proceed with a Business Combination if: (1) it is approved by a majority of the votes cast by the Company’s public shareholders; and (2) public shareholders holding less than 30% (1,271,788) of the ordinary shares sold in the Offering and exercise of the over-allotment option, choose to exercise their redemption rights thereby receiving their per share interest in the Trust Account. In accordance with FASB’s Emerging Issues Task Force (EITF) Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company has classified 1,271,788 shares of its ordinary shares outside of permanent equity as “Ordinary shares subject to redemption,” at an initial redemption price of $7.92. The Company will recognize changes in the conversion value as they occur and will adjust the carrying value of the ordinary shares subject to conversion to be equal to its conversion value at the end of each reporting period.

Income per ordinary share:

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of ordinary shares that then shared in the earnings of the entity.

For the three and nine months ended September 30, 2008 and for the period from July 18, 2007 (inception) to September 30, 2008, the Company had potentially dilutive securities in the form of 7,129,125, 5,299,125 and 1,830,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 2,185,994, 1,637,217, and 777,152, respectively, represent incremental ordinary shares, based on their assumed redemption, to be included in the weighted average number of ordinary shares outstanding (not subject to possible redemption) for the calculation of diluted income per ordinary share. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for ordinary share at the beginning of the period.

The Company’s condensed statement of operations includes a presentation of income per ordinary share subject to possible redemption in a manner similar to the two-class method of income per share. Basic and diluted income for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to ordinary shares subject to redemption by the weighted average number of shares not subject to possible redemption.

Recently Adopted Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) . This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position. The disclosures required under SFAS 157 are set forth in Note 15. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position. On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 (SFAS 159 ). SFAS No. 159 permits entities to measure any financial instruments and certain other items at fair value. Any unrealized gains or losses are reported in earnings. Effective January 1, 2008, the Company adopted the provisions of SFAS 159, resulting in no impact to the Company’s financial position, results of operations, or cash flows.This statement permits entities to choose to measure selected assets and liabilities at fair value.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133”. (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but no yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

The purchased warrants are recognized in additional paid-in-capitl within shareholders’ equity since, under the terms of the warrants, the Company cannot be required to settle or redeem them for cash.

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

NOTE 5—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement , or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer adoption of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period did not have an impact on the Company’s financial position, results of operations, or cash flows.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

	Fair Value of Financial Assets as of September 30, 2008
Description	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,001	$67,001	$—	$—
Cash equivalents held in Trust Account	33,748,713	33,748,713	—	—

Total	$33,815,714	$33,815,714	$—	$—

The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the condensed balance sheets for other current assets and current liabilites approximate fair value due to their short-term maturities.

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

The Company has determined based upon a Black-Scholes- Merton option pricing model, that the estimated fair value of the option on the date of sale would be approximately $3.36 per unit or an aggregate of approximately $941,000, assuming an expected term of five years, volatility of 51.51% and a risk-free interest rate of 3.38%. Given the parameters used in the computation of the value of the option change over time, the actual fair value of the option on the date of sale is expected to be different from the estimated fair value computed above.

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

If we do not consummate a business combination by September 12, 2009, but have entered into a letter of intent or definitive agreement with respect to a business combination before such date, we will have until March 12, 2010, in which to consummate a business combination. However, if we anticipate that we will not be able to consummate a business combination by March 12, 2010, we may seek shareholder approval to extend the period of time to consummate a business combination until March 12, 2011. In order to extend the period of March 12, 2011, (i) public shareholders must approve the extension and (ii) public shareholders owning no more than one share less than 30% of the shares sold in this offering may have exercised their redemption rights.

Results of Operations for the Three Month Period ended September 30, 2008

We reported net income of $87,108 for the three-month period ended September 30, 2008 due to interest earned on the Trust Account. Until we enter into a business combination, we will not have any operating revenues.

Overall, for the quarter ended September 30, 2008, we incurred $12,501 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of approximately $60,000.

For the three months ended September 30, 2008, our Trust Account earned interest of $178,461.

Results of Operations for the Nine Month Period ended September 30, 2008

We recorded net income of $98,558 for the nine-month period ended September 30, 2008 due to interest earned on the Trust Account.

Overall, for the nine months ended September 30, 2008, we incurred $29,169 of insurance expense from the amortization of our pre-paid D&O insurance policy, $67,500 of rent expense and other operating costs of approximately $160,000.

For the nine months ended September 30, 2008, our trust account earned interest of $346,594.

Liquidity and Capital Resources

On March 7, 2008, we completed a private placement of 1,550,000 warrants to AEX Enterprises Limited, a company controlled by Elizabeth R. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Robert Eu’s father-in-law, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, each an entity controlled by William Hambrecht, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr., and Marbella Capital Partners Ltd., a company owned by John Wang, our Chief Executive Officer, and received net proceeds of $1,550,000. On March 12, 2008, we consummated our initial public offering of 4,000,000 units. On March 31, 2008, the underwriters of our initial public offering exercised their over-allotment option , for a total of an additional 239,300 units (over and above the 4,000,000 units sold in the initial public offering) for an aggregate offering of 4,239,300 units. Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of April 9, 2008.

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $2,784,873, including underwriting discounts of approximately $2,374,008, were approximately $32,679,527. Approximately $33,527,396 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 will not be held in the trust account. Except for up to $700,000 (plus up to and additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 18, 2007 (the date of our inception) through December 31, 2007, we had operating expenses of $21,737 and deferred offering costs of $183,253. From January 1, 2008 through September 30, 2008, we had operating expenses of $158,866. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $700,000 (or $1,050,000 if approved by our shareholders) in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2007, we had no amount held in the trust account and as of September 30, 2008 there was $33,748,713 held in the trust account, which includes deferred underwriting fees of 1,187,004. Additionally, as of September 30, 2008, we have $63,007 outside the trust account to fund our working capital requirements, we withdrew $130,000 from the trust account to fund our working capital purposes and we are able to withdraw an additional $570,000 from the trust account to fund our working capital purposes (and an additional $350,000 if approved by stockholders).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $32,679,527. Approximately $33,527,396 (or approximately $7.91 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $700,000 (or $1,050,000 if approved by our shareholders) of the interest earned on the trust account to fund our working capital prior to a business combination. As of September 30, 2008, there was $ 33,748,713 held in the trust account, which includes deferred underwriting fees of $1,187,004.

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

HAMBRECHT ASIA ACQUISITION CORP.

November 13, 2008	By:	/s/ John Wang
John Wang
Chief Executive Officer, President and Director (Principal Executive Officer)

November 13, 2008	By:	/s/ Robert J. Eu
Robert J. Eu
Chairman of the Board, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .