Form 10-K
period 2008-12-31
Hambrecht Asia Acquisition Corp.
filed 2009-03-27
CIK 1412095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)
Common Stock Purchase Warrants
(Title of Class)

Units consisting of one share of Common Stock and one Common Stock Purchase Warrant
(Title of Class)

Indicate by check mark whether registrant is a well-known secured issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate  by check  mark  whether  the  registrant  (1) has filed  all  reports required  to be filed by  Section  13 or 15(d) of the  Exchange  Act  during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure  of  delinquent  filers in response to Item 405 of Regulation  S-K is not contained  herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information  statements  incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated filer       ☐        Accelerated filer  ☐       Non-accelerated filer       ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $30,353,388.

There were 5,299,126 shares of the Registrant’s common stock issued and outstanding as of March 25, 2009

2

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

3

PART I

ITEM 1. BUSINESS

Overview

Hambrecht Asia Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a Cayman Islands blank check company formed on July 18, 2007 to complete a business combination with one or more operating businesses that have its or their primary operations in the PRC. Our efforts in identifying a prospective target business will not be limited to a particular industry.  We intend to effect a business combination using cash from the proceeds of our recently completed initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. On March 7, 2008, we completed a private placement of 1,550,000 warrants. On March 12, 2008, we consummated our initial public offering of 4,000,000 units. On March 31, 2008, the underwriters of our initial public offering exercised their over-allotment option for a total of an additional 239,300 units (over and above the 4,000,000 units sold in the initial public offering) for an aggregate offering of 4,239,300 units (together the “IPO”).  Each unit consists of one share of common stock and one redeemable common stock purchase warrant, resulting in a total of 4,239,300 common shares (“IPO Shares”) and 4,239,300 warrants (“IPO Warrants”) which are publicly held. The units were sold at an offering price of $8.00 per unit and the warrants we sold at an offering price of $1.00 per warrant, generating total gross proceeds of $35,464,400. Broadband Capital Management LLC acted as lead underwriter.

The net proceeds from the IPO and private placement, after deducting certain offering expenses of approximately $2,784,873 (including underwriting discounts of approximately $2,374,008), were approximately $32,679,527.  Approximately $33,527,396 (or approximately $7.91 per IPO Share) of the proceeds from the IPO and the private placement was placed in a trust account for our benefit, which includes $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 was not placed in the trust account.  We will not be able to access the amounts held in the trust account until we consummate a business combination, except for up to $700,000 (plus up to an additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest earned on the funds in the trust account, which may be released from the trust to us to be used for working capital. As of December 31, 2008, there was approximately $33,799,000 held in the trust account (or approximately $7.92 per IPO Share), which includes deferred underwriting fees of $1,187,004 which will only be paid to the underwriters in the event that we consummate a business combination.

Investment Opportunities in China

Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC’s political, economic and social policies as well as certain fundamental changes affecting the PRC and his neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

▪
prolonged economic expansion within China, including gross domestic product growth of approximately 16.5% on average over the last 25 years, including 17.7% in 2004, 15.0% in 2005 and 14.7% in 2006 (National Bureau of Statistics of China) (China Statistical Yearbook – 2007, http://www.stats.gov.cn/tjsj/ndsj/2007/indexeh.htm, viewed February 24, 2009);

▪	increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

▪
favorable labor rates and efficient, low-cost manufacturing capabilities (for example, according to the Chinese National Bureau of Statistics, the 2006 average annual wage in China is 21,001RMB ($3,072) while the average annual wage in the US is $65,000 (China Statistical Yearbook – 2007, http://www.stats.gov.cn/tjsj/ndsj/2007/indexeh.htm, viewed February 24, 2009);

▪
the recent entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States.

We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

Effecting a Business Combination

We intend to utilize the cash proceeds of the IPO and the private placement, our capital securities, debt or a combination of these as the consideration to be paid in a business combination. While substantially all of the net proceeds of the IPO are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes. If the business combination is paid for using equity or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital. We may engage in a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares and that wants to merge with an already public company to add the experience of the public company’s management team to its company and to avoid the risk that market conditions will not be favorable for an initial public offering at the time this offering is ready to be sold, despite the fact that merging with us would require similar disclosures and, potentially, a similar timeframe as an initial public offering. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

Prior to consummation of a business combination, we will seek to have all vendors, prospective target businesses or other entities that we may engage, which we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders. There is no assurance that we will be able to get waivers from our vendors and there is no assurance that such waivers will be enforceable by operation of law or that creditors would be prevented from bringing claims against the trust. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation where management does not believe it would be able to find a provider of required services willing to provide the waiver. If we are unable to complete a business combination and are forced to dissolve and liquidate, each of our pre-initial public offering shareholders other than Stephen N. Cannon, will, by agreement, be personally liable (each in an amount proportional to the number of shares owned as compared to both of them as a group, except that John Wang and Robert Eu will indemnify us for the portion of the indemnification obligation attributable to the portion of our shares owned by Stephen N. Cannon) to ensure that the proceeds in the trust account are not reduced by the claims of prospective target businesses, vendors or other entities that are owed money by us for services rendered or products sold to us. Under these circumstances, our board of directors would have a fiduciary obligation to our shareholders to bring a claim against each of our pre-initial public offering shareholders other than Stephen N. Cannon to enforce their liability obligation.

Subject to the requirement that a target business or businesses have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $1,187,004 and taxes payable) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.

We focus on potential target businesses with valuations between $70 million and $150 million. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval.

After completion of the IPO, we began contacting investment bankers, private equity firms and other business contacts in order to generate ideas about a suitable business combination. We also received unsolicited inquiries from several investment banking firms, private equity firms and other business intermediaries. We informed these contacts that we were seeking an operating business for our initial business combination.  We have not retained an investment banking firm or fairness or valuation advisor to conduct a formal search for a business combination. Criteria for suitability included our management’s assessment of the competitive strengths and weaknesses of the potential business targets, the strength of the management team, and the quality of the assets to be acquired.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. We may seek to engage someone to assist in finding a potential target business if our management feels that they need assistance to find a suitable target business. If a finder approaches us on an unsolicited basis, our management would decide whether to work with that finder (and pay a finders’ fee) depending on the potential target business such finder proposes. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to consummation of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any of our directors or officers or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers or directors will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us. Following such business combination, however, our officers or directors may receive compensation or fees including compensation approved by the board of directors for customary director’s fees for our directors that remain following such business combination. Our directors have advised us that they will not take an offer regarding their compensation or fees following a business combination into consideration when determining which target businesses to pursue.

We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (which would be at least 51% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the amount in the trust account, (excluding deferred underwriting discounts and commissions and taxes payable), as described above. If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of his business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the operations and services or products of the acquired companies in a single operating business.

In recent months, there has been severe volatility and overall significant declines in the international capital markets and a freezing of the international credit markets that together have led to severe constraints in private flows of capital and an acutely negative impact on the operating results of companies in a wide range of industries and geographic sectors.  Declining valuations of potential target businesses and uncertainty regarding the future may make it more difficult for us to reach agreement on a business combination that satisfies our requirements and the lack of available credit sources may adversely impact our ability to structure a transaction in the most advantageous manner.  In addition, certain of our shareholders may experience pressure to vote against any business combination that we may propose in order to liquidate their investment and free up their capital, without regard to the merits of any such transaction.

Government regulations

Government regulations relating to foreign exchange controls

The principal regulation governing foreign exchange in China is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, China’s currency, is freely convertible for trade and service related foreign exchange transactions (such as normal purchases and sales of goods and services from providers in foreign countries), but not for direct investment, loan or investment in securities outside of China without the prior approval of the State Administration for Foreign Exchange (“SAFE”) of China. Foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, involving a change of equity ownership of a PRC operating entity or through contractual arrangements with a PRC operating entity our subsidiary will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination. On November 21, 2005, the SAFE issued Circular No. 75 on “Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles.” Circular No. 75 confirms that the use of offshore special purpose vehicles as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with the SAFE.

Government regulations relating to taxation

Prior to January 1, 2008, the standard enterprise income tax rate was 33%, which consisted of a 30% national income tax and a 3% local surcharge, for a company’s domestic and overseas incomes.

A new tax law, the PRC Enterprise Income Tax Law (“New EIT Law”), took effect on January 1, 2008. Under the new tax law,  companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous tax law. The New EIT Law, however, (i) reduces the top rate of EIT from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, subject to certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria. The New EIT Law and its implementing rules permit certain “high and new technology enterprises” to enjoy a reduced 15% EIT rate. Under the phase-out rules, enterprises established before the promulgation date of the New EIT Law and which were granted preferential EIT treatment under the then effective tax laws or regulations may continue to enjoy their preferential tax treatments until their expiration and will gradually transition to the uniform 25% EIT rate over a five-year transition period.

Additionally, under the New EIT Law, an income tax rate for dividends payable to non-PRC investors and derived from sources within the PRC may be increased to 20%. It is currently unclear in what circumstances a source will be considered as located within the PRC.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

▪	our obligation to seek shareholder approval of our initial business combination or obtain necessary financial information may delay the consummation of a transaction;

▪
our obligation to redeem for cash ordinary shares held by our public shareholders who vote against the business combination and exercise their redemption rights may reduce the resources available to us for a business combination;

▪	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

▪
the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of $1,187,004 and taxes payable) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We intend to hire employees and/or consultants, possibly including certain full time employees and/or consultants, in order to assist us in the search, due diligence for and consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 13/F Tower 2, New World Tower, 18 Queens Road Central, Hong Kong. The cost for this space is included in the $7,500 per-month fee paid to Hambrecht Eu Capital Management LLC, an affiliate of Robert Eu, for office space, administrative services and secretarial support. We believe, based on rents and fees for similar services in Hong Kong, that the fees that will be charged by Hambrecht Eu Capital Management LLC is at least as favorable as we could have obtained from unaffiliated persons.

ITEM 3. LEGAL  PROCEEDINGS

There is no litigation currently pending or threatened against us or any of our directors in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Information

The shares of our common stock, warrants and units are traded on the OTC Bulletin Board, or OTCBB, under the symbols “HMAQF,” “HMAWF” and “HMAUF,” respectively. Each unit consists of one ordinary share and one warrant. Each warrant entitles the holder to purchase one ordinary share at a price of $5.00 commencing on the later of our consummation of a business combination or one year from the date of the IPO prospectus, provided in each case that there is an effective registration statement covering the ordinary shares underlying the warrants in effect. The warrants will expire five years from the date of the IPO, unless earlier redeemed. Our common stock and warrants commenced to trade separately from April 9, 2008.

The following table sets forth, for the calendar quarters indicated, the quarterly high and low closing sale prices for our common stock, warrants and units as reported on the OTCBB.

	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low
Fourth Quarter of 2008	$7.15	$6.50	$7.00	$6.12	$0.40	$0.13
Third Quarter of 2008	$7.89	$7.60	$7.35	$6.85	$0.73	$0.51
Second Quarter of 2008	$7.90	$7.60	$7.16	$6.97	$0.85	$0.60
First Quarter of 2008	$8.00	$7.85	$-	$-	$-	$-

Number of Holders of Common Stock.

The number of holders of record of our Common Stock on March 25, 2009 was 10, which does not include beneficial owners of our securities.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2008. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

On July 18, 2007, John Wang, Robert J. Eu and Stephen N. Cannon purchased an aggregate of 1,150,000 of our ordinary shares (including up to 150,000 ordinary shares that we will redeem pre-initial public offering shareholders to the extent that the underwriters do not exercise their over-allotment option) for an aggregate purchase price of $25,000. Mr. Cannon subsequently transferred all of the shares he purchased to the Cannon Family Irrevocable Trust, of which Mr. Cannon is the sole trustee. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold in transactions not involving a public offering to a limited number of sophisticated, wealthy individuals. No underwriting commissions or offering discounts were paid with respect to such sales.

On February 21, 2008, John Wang, Robert Eu and the Cannon Family Irrevocable Trust transferred an aggregate of 463,334 shares to W.R. Hambrecht + Co., LLC, Shea Ventures LLC, Marbella Capital Partners Ltd., AEX Enterprises Limited and the Hambrecht 1980 Revocable Trust, each of which entities is an accredited investor for an aggregate purchase price of $10,193.35 or $0.022 per share. All such transfers were exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act, due to the limited number of individuals involved, their status as accredited investors and transfer restrictions and legends on the share certificates.

On March 7, 2008, AEX Enterprises Limited, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, companies controlled by Elizabeth B. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Mr. Eu’s father-in-law, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr. and Marbella Capital Partners Ltd., a company controlled by John Wang, our Chief Executive Officer, agreed to invest an aggregate of $1,550,000 in us in the form of private placement warrants to purchase 1,550,000 ordinary shares at a price of $1.00 per warrant. Elizabeth B. Hambrecht owns approximately 25% and William R. Hambrecht controls (through a trust of which he is the trustee) approximately 38% of the voting shares of AEX Enterprises Limited. William Hambrecht is a controlling person of the voting shares of W.R. Hambrecht + Co., LLC and is the trustee of the Hambrecht 1980 Revocable Trust.

On March 31, 2008, following the partial exercise of the over-allotment option by the underwriters of the IPO, we cancelled an aggregate of 90,174 ordinary shares held by Robert J. Eu, Cannon Family Irrevocable Trust and WR Hambrecht + Co., LLC.

On December 21, 2008, AEX Enterprises Limited transferred an aggregate of 441,666 warrants to AEX Capital, LLC, for no consideration. Such transfer was exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act, due to the limited number of individuals involved, their status as accredited investors and transfer restrictions and legends on the share certificates.

In each of the foregoing sales of securities the purchasers were our officers and directors or affiliates of our officers and directors and therefore had access to all relevant information about us when choosing to invest in our securities. As of March 23, 2009, these securities were held by the persons or entities as set forth in the following table:

Name	Ordinary Shares	Warrants
John Wang	230,000	0
W.R. Hambrecht + Co., LLC(1)	178,275	25,000
Cannon Family Irrevocable Trust (2)	173,275	0
Robert J. Eu	173,275	0
AEX Enterprises Limited(3)	88,333	0
Hambrecht 1980 Revocable Trust(4)	88,333	441,667
Shea Ventures LLC(5)	88,333	441,667
Marbella Capital Partners Ltd.(6)	40,000	200,000
AEX Capital, LLC(7)	0	441,666
Total:	1,059,824	1,550,000

(1)	William R. Hambrecht is the controlling person of W.R. Hambrecht + Co., LLC.
(2)	Mr. Cannon is the sole Trustee of Cannon Family Irrevocable Trust.
(3)	Elizabeth B. Hambrecht, Robert Eu’s wife, and William R. Hambrecht control AEX Enterprises Limited.
(4)	William R. Hambrecht is the trustee of the Hambrecht 1980 Revocable Trust.
(5)	Edmund H. Shea Jr. is the controlling person of Shea Ventures LLC.
(6)	John Wang is the controlling person of Marbella Capital Partners Ltd.
(7)	Elizabeth B. Hambrecht, Robert Eu’s wife, and Robert J. Eu control AEX Capital, LLC.

Repurchases of Equity Securities.

None.

Use of Proceeds

On March 7, 2008, we completed a private placement of 1,550,000 warrants. On March 12, 2008, we consummated our initial public offering of 4,000,000 units. On March 31, 2008, the underwriters of our initial public offering exercised their over-allotment option for a total of an additional 239,300 units (over and above the 4,000,000 units sold in the initial public offering) for an aggregate offering of 4,239,300 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit and the warrants were sold at an offering price of $1.00 per warrant, generating total gross proceeds of $35,464,400. Broadband Capital Management LLC acted as lead underwriter. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-146147). The Securities and Exchange Commission declared the registration statement effective on March 7, 2008.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were $32,679,527. $33,527,396 (or approximately $7.91 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The trust account contains $1,187,004 of the underwriters’ compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $700,000 (or $1,050,000 if approved by our shareholders) of the interest earned on the trust account to fund our working capital prior to a business combination. As of December 31, 2008, there was $33,799,000 held in the trust account, which includes deferred underwriting fees of $1,187,004.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes contained herein and the information included in our other filings with the SEC. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination and the ownership of our securities being concentrated. All forward-looking statements included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement.

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

Results of Operations for the Year Ended December 31, 2008

We reported net income of $236,505 for the year ended December 31, 2008 due to interest earned on the trust account. Until we enter into a business combination, we will not have any operating revenues.

For the year ended December 31, 2008, we incurred $37,503 of insurance expense from the amortization of our pre-paid D&O insurance policy, $97,500 of rent, administrative services and secretary support expense and other operating costs of $132,384.

For the year ended December 31, 2008, our trust account earned gross interest of $510,361.  $239,110 of this interest was withdrawn from the trust account to fund working capital and $271,251 remained in the trust account.

Results of Operations for the Year Ended December 31, 2007

We reported a net loss of $21,736 for the year ended December 31, 2007 due to start-up expenses. Until we enter into a business combination, we will not have any operating revenues.

For the year ended December 31, 2007, we incurred $15,000 of rent as well as formation and administrative costs of $6,736.

For the year ended December 31, 2007, we did not earn any interest from our trust account.

Liquidity and Capital Resources

On March 7, 2008,  we completed a private placement of 1,550,000 warrants to AEX Enterprises Limited, a company controlled by Elizabeth B. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Robert Eu’s father-in-law, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, each an entity controlled by William Hambrecht, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr., and Marbella Capital Partners Ltd., a company owned by John Wang, our Chief Executive Officer, and received net proceeds of $1,550,000. On March 12, 2008, we consummated our initial public offering of 4,000,000 units. On March 31, 2008, the underwriters of our initial public offering exercised a portion of their over-allotment option, for a total of an additional 239,300 units (over and above the 4,000,000 units sold in the initial public offering) for an aggregate offering of 4,239,300 units (collectively the “IPO”). Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of April 9, 2008.

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of $2,784,873, including underwriting discounts and commissions of $2,374,008, were $32,679,527. $33,527,396 of the proceeds from the IPO and the private placement was placed in a trust account for our benefit, which includes $1,187,004 of the underwriters’ compensation which will be paid to them only in the event of a business combination. The remaining $339,135 was not held in the trust account.  Except for up to $700,000 (plus up to and additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 18, 2007 (the date of our inception) through December 31, 2007, we had operating expenses of $21,736 and deferred offering costs of $183,254. From January 1, 2008 through December 31, 2008, we had operating expenses of  $267,387. Commencing on November 15, 2007, we began incurring a fee of approximately $7,500 per month for office space.  As of December 31, 2007, we had no amount held in the trust account and as of December 31, 2008 there was $33,798,651 held in the trust account, which includes deferred underwriting fees of 1,187,004. Additionally, as of December 31, 2008, total interest of $510,361 was earned on the trust account, of which $239,110 was withdrawn from the trust account to fund working capital and $271,251 remained in the trust account.  As of December 31, 2008, $100,312 of cash remains outside the trust account to fund our working capital requirements.

We will use substantially all of the net proceeds of our IPO to acquire one or more target businesses, and will use a portion of the interest earned on the trust account together with the funds not held in trust to identify and evaluate prospective target businesses, to select one or more target businesses, and to structure, negotiate and consummate the business combination. We do not believe we will need to raise additional funds following our IPO in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a business combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our IPO held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Financial statements are attached hereto beginning with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Disclosure Controls and Procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal year, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officer

Our current directors and executive officers are as follows:

Name	Age	Position
John Wang	39	Chief Executive Officer, President and Director
Robert J. Eu	46	Chairman of the Board, Chief Financial Officer, Secretary and Director
Stephen N. Cannon	41	Vice President of Acquisitions
Lee S. Ting	66	Director

John Wang has been our Chief Executive Officer, President and a director since our inception. Mr. Wang has over twelve years of investment banking and consulting experience. Since November 2004, Mr. Wang has been the Managing Director of Marbella Capital Partners Ltd., a financial advisory firm based in Shanghai which he founded. From January 2000 to November 2004, he helped develop and establish the U.S. operations of SBI USA as Executive Vice President of SBI E2-Capital (HK) Limited and was a Managing Director and Chief Operating Officer of SBI E2-Capital (USA) Ltd. Prior to SBI, from 1997 to 1999, he managed Accenture Consulting’s Greater China communications, media, and high tech strategy practice, where he acted as consultant to China Mobile’s IPO in 1997, among other high profile projects. From 1994 to 1997 he was also the lead telecom analyst covering Greater China and Southeast Asia for Pyramid Research, a Cambridge Massachusetts based emerging market telecom research firm that is part of the Economist Intelligence Unit. Last year, he advised on four late-stage deals that closed, of which one has already gone public in Hong Kong and another, Yingli Green Energy (NYSE: YGE), completed its IPO and listing on the New York Stock Exchange on June 8, 2007. Mr. Wang currently sits on the Board of Hong Kong Stock Exchange listed Wuyi International Pharmaceutical Company Limited (HKSE: 1889). Mr. Wang holds a Bachelor of Arts degree in international relations from Tufts University and is a graduate of the Washington International Studies Program at St. Catherine’s College at Oxford University. He has an M.A.L.D. in international law and business from The Fletcher School of Law and Diplomacy and is a graduate of the Private Equity course at Harvard Business School.

Robert J. Eu has been our Chairman of the Board, Secretary and director since our inception. He has been our Chief Financial Officer since February 21, 2008. Since 1998, Mr. Eu has served as a Managing Director for W.R. Hambrecht + Co., LLC (“WR Hambrecht + Co”) a San Francisco-based investment bank. Mr. Eu founded WR Hambrecht + Co’s investment banking practice in Asia in 2003. Prior to WR Hambrecht + Co, Mr. Eu was a Managing Director of H&Q Asia Pacific from 1992 until 1998, an affiliate of Hambrecht & Quist, where he co-founded its Hong Kong office and China investment practice. In 1996, Mr. Eu led the buy-out and de-listing of Eu Yang Sang (Hong Kong) Limited from the Hong Kong stock exchange and the company is now listed on the Singapore Stock Exchange (SGX:EYSI). Mr. Eu has been a director of Eu Yang Sang since 1997. In 1992, prior to working at H&Q Asia Pacific, Mr. Eu was the Business Development Manager for Eu Yang Sang (Hong Kong) Limited, a manufacturer and retailer of Traditional Chinese medicine. Mr. Eu has been a director and the Chairman of AEX Enterprises Limited (“AEX Enterprises”) since 2003. AEX Enterprises’ primary operating subsidiary is Boom Securities (H.K.) Limited (“Boom Securities”). Boom Securities is a licensed broker / dealer regulated by the Securities and Futures Commission (SFC) of Hong Kong and headquartered in Hong Kong. Mr. Eu worked for Citibank from 1987 until 1992 in the Private Banking Group in Hong Kong. Mr. Eu is a graduate of Northwestern University with a B.A. in History.

Stephen N. Cannon has been our Vice President of Acquisitions since February 21, 2008. He was previously our Chief Financial Officer and one of our directors from our inception until February 21, 2008. Most recently, Mr. Cannon served as a Managing Director of Asia investment banking for WR Hambrecht + Co. From July 2003 to August 2005 he was an advisor to Ackrell & Co., an investment banking firm. Also from July 2003 to August 2005, Mr. Cannon was the owner of Thinking Films, LLC, a film production company. Mr. Cannon began his investment banking career in 1991 with Salomon Brothers and worked there until 1993, and prior to WR Hambrecht + Co, also worked at Smith Barney (1993-1994), Donaldson Lufkin & Jenrette (1994-2000), and ABN-Amro Securities (2000-2002). Mr. Cannon’s career has spanned several industry and product groups, including M&A, public equity and debt, private equity and debt, high yield financings, leveraged buy-outs and restructurings. He is a graduate of the University of Notre Dame with a B.A. in mechanical engineering and a B.A. in economics.

Lee Ting has been one of our directors since our inception. Mr. Ting has over 30 years of experience in technology. Since 2000, Mr. Ting has served as a Managing Director for WR Hambrecht + Co. Prior to WR Hambrecht + Co, Mr. Ting worked at Hewlett Packard from 1965 to 2000, most recently as Corporate Vice President of Hewlett Packard’s Global Operations Division. Mr. Ting currently serves as a director for Lenovo, a leader in the personal computing market publicly held in Hong Kong. Mr. Ting also serves as a director of Microelectronics Technology Inc., a Taiwan-listed company focused on microwave and satellite communication technologies. In addition to his positions at these two publicly-held companies, Mr. Ting also serves as director for two privately-held companies including YeePay, a leading e-payment service provider in China, and Beijing EPIN Media Co., Ltd., a China-based media company focused on the railway industry. Mr. Ting obtained his B.S. in Electrical Engineering at Oregon State University and is a graduate of the Stanford Executive Program.

Board Committees

The board of directors is currently composed of three individuals and we do not have any committees, and, therefore, the entire board of directors performs the functions of the Audit Committee. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future. There have been no changes to the procedures by which shareholders may recommend nominees to our board of directors.

Code of Ethics

We currently do not have a formal code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2008.

Legal Proceedings

John Wang, our Chief Executive Officer and President, who had been named a defendant in two lawsuits which were dismissed by the court in a summary judgement for the defendants.  John Wang had been named as a defendant along with two other named individuals, SBI-USA, LLC, a U.S. investment firm, and several of SBI-USA’s subsidiaries. The lawsuits alleged several claims, including violation of federal civil RICO statutes, securities fraud, breach of escrow agreement and breach of fiduciary duty. The plaintiffs generally alleged that SBI-USA, through one of the other named defendants, breached the terms of an escrow agreement and distributed shares of common stock held for the benefit of a third party to the detriment of the plaintiffs. The complaints did not specify the damages sought but one suit claimed damages in excess of $1,600,000 and the other includes claims for damages in excess of $400,000. The first lawsuit was filed on June 8, 2007 and the second lawsuit was filed on December 7, 2007. Mr. Wang does not know if any additional lawsuits will be filed. Mr. Wang and the other defendants denied any wrongdoing in connection with the allegations in the complaints.  On March 14, 2008, the lawsuits were dismissed by the court in a summary judgment for the defendants.  The plaintiffs have filed a notice of their intent to appeal, and to date have requested and received extensions of time from the court to file a formal appeal brief, but have yet to do so.

ITEM 11. EXECUTIVE COMPENSATION

We agreed to pay Hambrecht Eu Capital Management LLC, an affiliate of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and Elizabeth B. Hambrecht, Mr. Eu’s wife, a total of $7,500 per month for office space, administrative services and secretarial support for the period from November 15, 2007 until the earlier of our consummation of a business combination or our liquidation. This arrangement was agreed to by Hambrecht Eu Capital Management LLC for our benefit and is not intended to provide Mr. Eu compensation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

Other than the fees paid to Hambrecht Eu Capital Management LLC, we do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23,2009 by:

▪	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

▪	each of our officers and directors; and

▪	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Number of Ordinary	Approx. Percentage
	Shares	of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Ordinary Shares
John Wang(2)	270,000	5.1%
Robert J. Eu(3)	261,608	4.9%
Stephen N. Cannon(4)	173,275	3.3%
Lee S. Ting	—	—
William R. Hambrecht(5)	354,941	6.7%
W.R. Hambrecht + Co., LLC(6)	178,275	3.4%
Shea Ventures LLC(7)	88,333	1.7%
Marbella Capital Partners Ltd.(8)	40,000	*
AEX Enterprises Limited(9)	88,333	1.7%
Hambrecht 1980 Revocable Trust(10)	88,333	1.7%

	Number of Ordinary	Approx. Percentage
	Shares	of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Ordinary Shares
HBK Investments L.P. (11)	423,900	8.0%
Integrated Core Strategies (US) LLC (12)	520,500	9.8%
Genesis Capital Advisors LLC. (13)	367,500	6.9%
Bulldog Investors (14)	300,000	5.7%
All directors and executive officer as a group (4 individuals)	704,883	13.3%

* Less than 1%

(1). Except as otherwise provided below, the address for each of our beneficial owners is 13/F Tower 2, New World Tower, 18 Queens Road Central, Hong Kong.

(2). The number of shares beneficially owned includes the ordinary shares held by Marbella Capital Partners.

(3). Includes ordinary shares held by AEX Enterprises Limited.

(4). The ordinary shares beneficially owned by Stephen N. Cannon are held by the Cannon Family Irrevocable Trust, of which Mr. Cannon is the sole trustee.

(5). Consists of ordinary shares held by W.R. Hambrecht + Co., LLC, AEX Enterprises Limited and the Hambrecht 1980 Revocable Trust.

(6). William R. Hambrecht is the controlling person of W.R. Hambrecht + Co., LLC. Its address is Pier 1, Bay 3, San Francisco, CA 94111.

(7). Edmund H. Shea Jr. is the controlling person of Shea Ventures LLC. Its address is P.O. Box 489, 655 Brea Canyon Rd. Walnut, CA 91788.

(8). John Wang is the controlling person of Marbella Capital Partners Ltd.

(9). Elizabeth B. Hambrecht, Robert Eu’s wife, and William R. Hambrecht control AEX Enterprises Limited. Its address is Suite 802, 8/F AIA Tower, 183 Electric Road, North Point, Hong Kong.

(10). William R. Hambrecht is the trustee of the Hambrecht 1980 Revocable Trust. Its address is Pier 1, Bay 3, San Francisco, CA 94111.

(11).  Based on a 13G/A filed on January 28, 2009.  The business address of HBK Investments L.P. is 2101 Cedar Springs Road Suite 700, Dallas, TX 75201.  HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC.  HBK Services may, from time to time, delegate discretion to vote and dispose of certain of the securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, and/or HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom (collectively, the “Subadvisors”).  Each of HBK Services and the Subadvisors is under common control with HBK Investments L.P.  Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members of HBK Management LLC.

(12). Based on a 13G/A filed on January 29, 2009.  The business address of Integrated Core Strategies (US) LLC is c/o Millennium Management, LLC 666 Fifth Avenue 8th Floor, New York, NY 10103.  Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Israel A. Englander is the managing member of Millennium Management. Consequently, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies.

(13). Based on a 13G/A filed on February 17, 2009.  The business address of Genesis Capital Advisors LLC is 255 Huguenot Street, Suite 1103, New Rochelle, NY 10801.  Jaime Hartman,  Ethan Benovitz and Daniel Saks are the managing members of Genesis. As a result, Messrs.  Hartman,  Benovitz and Saks may be deemed to have shared voting control and investment  discretion  over  securities  deemed to be beneficially  owned by Genesis.

(14). Based on a 13G filed on August 1, 2008.  The business address of Bulldog Investors is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.  Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors.

All 1,059,825 Founder Shares owned by our Founders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

On July 18, 2007, John Wang, Robert J. Eu and Stephen N. Cannon purchased an aggregate of 1,150,000 of our ordinary shares (including 90,174 ordinary shares that we redeemed on March 31, 2008 because the IPO underwriters did not exercise their over-allotment option in full) for an aggregate purchase price of $25,000. Mr. Cannon subsequently transferred all of the shares he purchased to the Cannon Family Irrevocable Trust, of which Mr. Cannon is the sole trustee.

On February 21, 2008, John Wang, Robert Eu and the Cannon Family Irrevocable Trust transferred an aggregate of 463,334 shares to W.R. Hambrecht + Co., LLC, Shea Ventures LLC, Marbella Capital Partners Ltd., AEX Enterprises Limited and the Hambrecht 1980 Revocable Trust, each of which entities is an accredited investor for an aggregate purchase price of 10,193.35 or $0.022 per share.

On March 7, 2008, AEX Enterprises Limited, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, companies controlled by Elizabeth B. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Mr. Eu’s father-in-law, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr. and Marbella Capital Partners Ltd., a company controlled by John Wang, our Chief Executive Officer, agreed to invest an aggregate of $1,550,000 in us in the form of private placement warrants to purchase 1,550,000 ordinary shares at a price of $1.00 per warrant. Elizabeth B. Hambrecht owns approximately 25% and William R. Hambrecht controls (through a trust of which he is the trustee) approximately 38% of the voting shares of AEX Enterprises Limited. William Hambrecht is a controlling person of the voting shares of W.R. Hambrecht + Co., LLC and is the trustee of the Hambrecht 1980 Revocable Trust.

Pursuant to a registration rights agreement between us and our pre-initial public offering shareholders and warrant holders such shareholders and warrant holders will be entitled to certain registration rights. Specifically, (i) the private placement warrants and the underlying ordinary shares will be entitled to certain registration rights immediately after the consummation of a business combination; and (ii) the ordinary shares will be entitled to certain registration rights one year from the consummation of a business combination. We are only required to use our best efforts to cause a registration statement relating to the resale of such securities to be declared effective and, once effective, only to use our best efforts to maintain the effectiveness of the registration statement. The holders of warrants do not have the rights or privileges of holders of our ordinary shares or any voting rights until such holders exercise their respective warrants and receive ordinary shares. Certain persons and entities that receive any of the above described securities from our founders will, under certain circumstances, be entitled to the registration rights described herein. We will bear the expenses incurred in connection with the filing of any such registration statements. In the event that we breach our obligations under the registration rights agreement, we could be obligated to purchase the securities owned by our pre-initial public offering shareholders for the then fair market value of the securities.

We agreed to pay Hambrecht Eu Capital Management LLC, an affiliate of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and Elizabeth Hambrecht, Mr. Eu’s wife, a total of $7,500 per month for office space, administrative services and secretarial support for the period from November 15, 2007 until the earlier of our consummation of a business combination or our liquidation. This arrangement was agreed to by Hambrecht Eu Capital Management LLC for our benefit and is not intended to provide Mr. Eu compensation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and the interest income on the balance in the trust account to be released to us from time to time, there is no limit on the amount of out-of-pocket expenses that could be incurred. This formula was a result of a negotiation between us and the underwriters and was meant to help maximize the amount of money in the trust account that would be returned to the investors if we do not consummate a business combination within the permitted time. Our board of directors will review and approve all expense reimbursements made to our directors with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination.

Other than the $7,500 per month administrative fee and reimbursable out-of-pocket expenses payable to Hambrecht Eu Capital Management LLC, an affiliate of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and Elizabeth Hambrecht, Mr. Eu’s wife, no fees of any kind, including finders and consulting fees, will be paid to any of our directors who owned our ordinary shares prior to our IPO, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

After a business combination, any of our directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely that the amount of such compensation will be known at the time of a shareholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our directors or their respective affiliates, including loans by our directors, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors, to the extent we have independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Director Independence

Our Board of Directors has not determined if any of our directors qualifies as independent. Our Board of Directors will make a determination about independence after the business combination is consummated. We do not have an audit committee, nominating committee or compensation committee and therefore the entire Board of Directors performs those functions for us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rothstein Kass & Company, P.C. audited our financial statements for the years ended December 31, 2008 and 2007:

Audit Fees

Fees for audit services provided by Rothstein Kass & Company, P.C. totaled $55,000 in 2008, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2008 and the reviews of the Company’s quarterly reports on Form 10-Q.

Fees for audit services provided by Rothstein Kass & Company, P.C. totaled $80,000 in 2007, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2007, the audit of the financial statements as of August 31, 2007, the audit of the Company’s balance sheet at March 18, 2008 included in the Current Report on Form 8-K, and for services performed in connection with the Company’s registration statement on Form S-1 initially filed in 2007.

Audit-Related Fees

Rothstein Kass & Company, P.C. did not bill any fees for services rendered to us during fiscal years 2008 and 2007 for Audit-related  services in connection with the audit or review of our financial statements.

Tax Fees

Rothstein Kass & Company, P.C. did not bill any fees for tax services, including tax compliance, tax advice, and tax planning, during fiscal years 2008 and 2007.

All Other Fees

There were no fees billed by Rothstein Kass & Company, P.C. for other professional services rendered during the fiscal years ended December 31, 2008 or 2007.

Pre-Approval of Services

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS
(a)	(1)	Financial Statements
Balance Sheets
Statements of Operations
Statements of Shareholders’ Equity
Statements of Cash Flows

(2)	Schedules
None.
(b)	Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
1.1	Form of Underwriting Agreement (1)
3.1	Memorandum of Association (1)
3.2	Articles of Association (1)
3.3	Amended and Restated Articles of Association (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Share Certificate (1)
4.3	Specimen Public Warrant Certificate (1)
4.4	Specimen Private Warrant Certificate (1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.6	Form of Unit Purchase Option (1)
10.1	Form of Letter Agreement by John Wang (1)
10.2	Form of Letter Agreement by Robert J. Eu (1)
10.3	Form of Letter Agreement by Stephen N. Cannon (1)
10.4	Form of Letter Agreement by Lee S. Ting (1)
10.5	Form of Letter Agreement by AEX Enterprises Limited (1)
10.6	Form of Letter Agreement by Feng Zhang (1)
10.7	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.8	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company, the founding shareholders and the founders (1)
10.9	Form of Services Agreement between the Registrant and Hambrecht Eu Capital Management LLC (1)
10.10	Form of Registration Rights Agreement among the Registrant, the founding shareholders and the founders (1)
10.11	Revolving Credit Agreement between the Registrant and Robert Eu (1)
10.12	Promissory Note between Registrant and Robert Eu (1)
10.13	Form of Warrant Purchase Agreement between the Registrant and AEX Enterprises Limited (1)
10.14	Form of Right of First Refusal Agreement between the Registrant, Marbella Capital Partners and AEX Enterprises Limited (1)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)        Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-146147).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2009		HAMBRECHT ASIA ACQUISITION CORP.

	By:	/s/ John Wang
John Wang
Chief Executive Officer, President and
Director (Principal Executive Officer)

March 27, 2009	By:	/s/ Robert J. Eu
Robert J. Eu
Chairman of the Board, Chief Financial
Officer, Secretary and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 2009	By:	/s/ John Wang
John Wang
Chief Executive Officer, President and
Director (Principal Executive Officer)

March 27, 2009	By:	/s/ Robert J. Eu
Robert J. Eu
Chairman of the Board, Chief Financial
Officer, Secretary and Director
(Principal Financial and Accounting Officer)

March 27, 2009	By:	/s/ Lee S. Ting
Lee S. Ting
Director

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Hambrecht Asia Acquisition Corporation

We have audited the accompanying balance sheets of Hambrecht Asia Acquisition Corporation (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and cash flows for the year ended December 31, 2008 and the periods from July 18, 2007 (date of inception) to December 31, 2008 and 2007 and statements of shareholders’ equity for the period from July 18, 2007 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the periods from July 18, 2007 (date of inception) to December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

Roseland, New Jersey
March 8, 2009

/s/ Rothstein Kass & Company, P.C.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$100,312	$101,671
Prepaid expenses	108,330

Total current assets	208,642	101,671
Other assets
Deferred offering costs	—	183,254
Investments held in the trust account	33,798,651	—

Total assets	$34,007,293	$284,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$31,780	$—
Note payable, shareholder	—	281,661

Total current liabilities	31,780	281,661

Long-term liabilities
Deferred underwriting fees, net of $356,101 subject to forfeiture in the event of possible redemption	830,903	—

Ordinary shares, subject to possible redemption, (1,271,788 shares at redemption value of $7.92 per share)	10,072,561	—

Shareholders’ equity
Ordinary shares, $.001 par value, 50,000,000 shares authorized; 5,299,125 and 1,150,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007 (which includes 1,271,788 shares and 0 shares respectively subject to possible redemption)	5,299	1,150
Additional paid-in capital	22,851,981	23,850
Earnings (deficit) accumulated during the development stage	214,769	(21,736)

Total shareholders’ equity	23,072,049	3,264

Total liabilities and shareholders’ equity	$34,007,293	$284,925

See accompanying notes to financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

	For the Year Ended December 31, 2008	Period from July 18, 2007 (date of inception) to December 31, 2008	Period from July 18, 2007 (date of inception) to December 31, 2007

Revenues	$—	$—	$—

Formation and administrative costs	267,387	289,123	21,736

Loss from operations	(267,387)	(289,123)	(21,736)

Interest income, net	503,892	503,892	-

Net income (loss)	$236,505	$214,769	$(21,736)

Weighted average number of ordinary shares subject to possible redemption, basic and diluted	1,037,742	711,679	—

Net income per ordinary share subject to possible redemption, basic and diluted	$—	$—	$—

Weighted average number of ordinary shares outstanding (not subject to possible redemption) , basic	3,503,402	2,766,032	1,150,000

Net income (loss) per ordinary share not subject to possible redemption, basic	$0.07	$0.08	$(0.02)

Weighted average number of ordinary shares outstanding (not subject to possible redemption), diluted	5,213,337	3,693,696	1,150,000

Net income (loss) per ordinary share not subject to possible redemption, diluted	$0.05	$0.06	$(0.02)

See accompanying notes to financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Statements of Shareholders’ Equity

For the Period July 18, 2007 (date of inception) to December 31, 2008

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Shareholders’ Equity
Balances at July 18, 2007	—	$—	$—	$—	$—

Sale of units issued to founders on July 18, 2007 at approximately $0.02 per share	1,150,000	1,150	23,850		25,000

Net loss				(21,736)	(21,736)

Balances at December 31, 2007	1,150,000	$1,150	$23,850	$(21,736)	$3,264

Proceeds from sale of warrants in a private placement to initial shareholders			1,550,000		1,550,000
Sale of 4,000,000 units at $8.00 per unit in the public offering, net of underwriters’ discount and offering expenses (1,199,999 shares subject to possible redemption)	4,000,000	4,000	29,550,348		29,554,348
Sale of 239,300 units at $8.00 per unit in the public offering from partial exercise of underwriters’ overallotment option, net of underwriters’ discount and offering expenses (71,789 shares subject to possible redemption)	239,300	239	1,800,344		1,800,583
Forfeiture of founders shares from partial exercise of underwriters’ overallotment option	(90,175)	(90)			(90)
Proceeds subject to possible redemption of 1,271,788 shares at a redemption value of $7.92 per share			(10,072,561)		(10,072,561)
Net income				236,505	236,505
Balances at December 31, 2008	5,299,125	$5,299	$22,851,981	$214,769	$23,072,049

See accompanying notes to financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows

	For the Year Ended December 31, 2008	Period from July 18, 2007 (date of inception) to December 31, 2008	Period from July 18, 2007 (date of inception) to December 31, 2007
Cash flows from operating activities:
Net income (loss)	$236,505	$214,769	$(21,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(108,330)	(108,330)	—
Accrued expenses	31,780	31,780	—

Net cash provided by (used in) operating activities	159,955	138,219	(21,736)

Cash flows from investing activities:
Proceeds from the public offering deposited in trust account	(33,527,400)	(33,527,400)	—
Interest income re-invested in trust account	(510,361)	(510,361)	—
Redemption from the trust account	239,110	239,110

Net cash used in investing activities	(33,798,651)	(33,798,651)	—

Cash flows from financing activities:
Proceeds from sale of ordinary shares to founders	—	25,000	25,000
Proceeds from shareholder’s note payable	—	281,661	281,661
Proceeds from warrants purchased in private placement	1,550,000	1,550,000	—
Proceeds from initial public offering	32,000,000	32,000,000	—
Proceeds from exercise of underwriter’s overallotment option	1,914,400	1,914,400	—
Repayment of shareholder’s note payable	(281,661)	(281,661)	—
Payment of underwriters’ fee and offering costs of initial public offering	(1,545,402)	(1,728,656)	(183,254)

Net cash provided by financing activities	33,637,337	33,760,744	123,407

Net increase (decrease) in cash	(1,359)	100,312	101,671
Cash at beginning of the period	101,671	—	—

Cash at end of the period	$100,312	$100,312	$101,671

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees, net	$830,903	$830,903	$—
Ordinary shares subject to possible redemption	$10,072,561	$10,072,561	$—

See accompanying notes to financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Hambrecht Asia Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in the Cayman Islands on July 18, 2007 with an authorized share capital of 50,000,000 ordinary shares (par value $0.001 per share). The Company’s founders contributed $25,000 to the formation of the Company and were issued 1,150,000 ordinary shares. The Company was formed to acquire, through a stock exchange, asset acquisition or other similar business combination, one or more operating businesses having its primary operations located in the People’s Republic of China (“Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas. The Company selected December 31st as its fiscal year end.

As of December 31, 2008, the Company had not commenced any operations or generated any revenues.  All activity from the period July 18, 2007 (date of inception) through March 31, 2008 relates to the Company’s formation and its initial public offering as described below. Subsequent to that date to the present the Company has sought a target business to acquire. The Company will not generate any operating revenue until after the completion of the Business combination, at the earliest. The Company currently generates non-operating income from interest income earned on the investments held in a trust account (the “Trust Account”), from the proceeds derived from the public offering.

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 3 was declared effective on March 7, 2008.  The Company consummated the Offering on March 12, 2008 and immediately prior to such Offering, sold an aggregate of 1,550,000 warrants at $1.00 per warrant to certain officers and affiliates of the Company in a private placement (the “Private Placement”) described in Note 4.  On March 31 2008, the underwriters of the Offering exercised their over-allotment option for a total of an additional 239,300 units.  The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses having their primary operations in the People’s Republic of China (“Business Combination”).  Net proceeds of $33,537,396 from the Offering, including the exercise of the underwriters’ over-allotment option, and the Private Placement are held in a Trust Account and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy shareholder conversion rights. The Trust Account includes the deferred underwriting discount from the Offering of up to $1,187,004 which will be paid to the underwriters upon consummation of a business combination, as described in Note 6. Additionally, up to an aggregate of $700,000, plus up to an additional $350,000 during the Extended Period (as described below) if approved by shareholders, of interest earned on the Trust Account balance (net of any taxes paid or payable) may be released to the Company to fund operating activities. Through December 31, 2008, approximately $239,000 of interest earned on the Trust Account balance has been released to the Company.

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

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, or 36 months with the extension approved by the shareholders, the Company will be dissolved and the proceeds held in the Trust Account, plus certain interest, less certain costs, will be distributed to the Company’s public shareholders. If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering, the Company will continue to exist until 24 months from the consummation of the the Offering.  If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a business combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its business combination to 36 months, by calling a special (or annual) meeting of shareholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Shareholder approval for the Extended Period and holders of 30% or more of the shares held by Public Shareholders do not vote against the Extended Period and elect to convert their ordinary shares in connection with the vote for the Extended Period, the Company will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, the Company will still be required to seek Public Shareholder approval before completing a business combination. In the event there is no business combination within the 24-month deadline (assuming the Extended Period is not approved) described above, the Company will dissolve and distribute to its Public Shareholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received shareholder approval for an initial business combination. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.

With respect to a business combination which is approved and consummated or a vote on the Extended Period which is approved, any Public Shareholders who voted against the business combination or Extended Period may contemporaneously with or prior to such vote exercise their conversion right and their ordinary shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account (including interest therein), calculated as of two business days prior to the consummation of the proposed business combination or vote on Extended Period, divided by the number of common shares sold in the Offering and partial exercise of the over-allotment option.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the ‘SEC”).  In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial statements.

Investments held in the Trust Account:

The amounts held in the Trust Account as of December 31, 2008, represent substantially all of the proceeds of the Offering plus partial exercise of the underwriters’ over-allotment option, the private placement and interest earned on the trust to date, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested in a money market fund that invests in US and state government and government agency debt securities.

Fair value of financial instruments:

The Company does not enter into financial instruments for trading or speculative purposes.  The carrying amounts of financial instruments classified as current assets and current liabilities as disclosed in the accompanying balance sheets approximate their fair value due to their short maturities.

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

Income taxes:

Under current Cayman Islands laws, the Company is not subject to income taxes or capital gains, and there is no Cayman Islands withholding tax imposed upon payments of dividends by the Company to its shareholders. In the future, the Company’s tax rate will be impacted by acquisitions of non-Cayman subsidiaries governed by the respective local income tax laws. Accordingly, no provision for income taxes has been made in the accompanying statements of operations.

Ordinary shares subject to possible redemption:

As discussed in Note 1, the Company will only proceed with a Business Combination if:  (1) it is approved by a majority of the votes cast by the Company’s public shareholders; and (2) public shareholders holding less than 30% (1,271,788) of the ordinary shares sold in the Offering and partial exercise of the over-allotment option, choose to exercise their redemption rights thereby receiving their per share interest in the Trust Account.  In accordance with FASB’s Emerging Issues Task Force (EITF) Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company has classified 1,271,788 shares of its ordinary shares outside of permanent equity as “Ordinary shares subject to redemption,” at a redemption price of $7.92 per share as of December 31, 2008 .  The Company will recognize changes in the conversion value as they occur and will adjust the carrying value of the ordinary shares subject to conversion to be equal to its conversion value at the end of each reporting period.

Income (loss) per ordinary share:

Basic income (loss) per ordianry share is computed by dividing net income (loss) by the weighted average ordinary shares outstanding for the period. Diluted income per ordinary share reflects the potential dilution that could occur if warrants were to be exercised resulting in the issuance of ordinary shares.

For the year ended December 31, 2008 and for the period from July 18, 2007 (inception) to December 31, 2008, the Company had potentially dilutive securities in the form of 7,129,125 warrants, including 5,299,125 warrants issued as part of the Units (as defined below) in the Offering.  Of the total warrants outstanding for the periods then ended, approximately 1,709,935 and 927,664, respectively, represent incremental shares of ordinary shares, based on their assumed redemption, to be included in the weighted average number of shares of ordinary shares outstanding (not subject to possible redemption) for the calculation of diluted income (loss) per ordinary share.  The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for ordinary shares at the beginning of the period.

The Company’s statement of operations includes a presentation of income per ordinary share subject to possible redemption in a manner similar to the two-class method of income per share.  Basic and diluted income amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to ordinary shares subject to redemption by the weighted average number of ordinary shares subject to possible redemption.  Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to ordinary share subject to redemption by the weighted average number of ordinary shares not subject to possible redemption.

Recently Issued Accounting Pronouncements:

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3—PUBLIC OFFERING

On March 7, 2008, the Company sold 4,000,000 units in the Offering at a price of $8.00 per unit. On March 31, 2008, the Company consummated the closing of an additional 239,300 units which were subject to the over-allotment option.  Each unit consists of one share of the Company’s ordinary shares, $0.001 par value, and one warrant.  Each warrant will entitle the holder to purchase from the Company one of the Company’s ordinary shares at an exercise price of $5.00 per share commencing on the later of: (i) The consummation of the Business Combination, or (ii) March 7, 2009.  The warrants will be exercisable only if the Company continues to provide for an effective registration statement covering the ordinary shares issueable upon exercise of the warrants.  In no event will the holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s ordinary shares.

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

The purchased warrants are recognized in additional paid-in-capital within shareholders’ equity since, under the terms of the warrants, the Company cannot be required to settle or redeem them for cash.

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

AEX Enterprises Limited, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, companies controlled by Elizabeth B. Hambrecht, wife of Robert Eu, one of the Company’s founders and the Company’s Chairman, Chief Financial Officer and Secretary and William R. Hambrecht, Robert Eu’s father-in-law, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr. and Marbella Capital Partners Ltd., a company controlled by John Wang, our Chief Executive Officer, purchased an aggregate of 1,550,000 warrants at a price of $1.00 per warrant ($1,550,000 in the aggregate) in a private placement immediately prior to the initial public offering (“private placement warrants”). Elizabeth B. Hambrecht owns approximately 25% and William R. Hambrecht controls (through a trust of which he is trustee) approximately 38% of the voting shares of AEX Enterprises Limited. William Hambrecht is a controlling person of W.R. Hambrecht + Co., LLC and is the trustee of the Hambrecht 1980 Revocable Trust. The proceeds from the sale of the private placement warrants were added to the proceeds from the Offering and are held in the Trust Account pending the Company’s consummation of a Business Combination. If the Company does not complete a Business Combination that meets the criteria described in the Offering, then the $1,550,000 purchase price of the private placement warrants will become part of any liquidating distribution to the Company’s public shareholders following the Company’s liquidation and dissolution and the private placement warrants will expire worthless.

The private placement warrants will be non-redeemable so long as they are held by the original holders of the warrants, the pre-initial public offering shareholders and directors or their permitted transferees. In addition, pursuant to the registration rights agreement, the holders of the private placement warrants and the underlying ordinary shares will be entitled to certain registration rights immediately after the consummation of the initial business combination and the warrants may be exercised on a cashless basis if held by the original holder, the pre-initial public offering shareholder and director or their permitted transferees. With those exceptions, the private placement warrants have terms and provisions that are otherwise identical to those of the warrants sold as part of the units in the Offering.

The sale of private placement warrants did not result in the recognition of stock-based compensation expense because the private placement warrants were sold at or above fair market value.

AEX Enterprises Limited, W.R. Hambrecht + Co., LLC, the Hambrecht 1980 Revocable Trust, Shea Ventures LLC and Marbella Capital Partners Ltd. have agreed, subject to certain exceptions, not to transfer, assign or sell any of its private placement warrants until after the Company consummates a Business Combination. However, prior to the consummation of a business combination, the original holders of the warrants will be permitted to transfer their private placement warrants in certain limited circumstances, such as to the Company’s officers and directors, and other persons or entities associated with such persons, but the transferees receiving such private placement warrants will be subject to the same sale restrictions imposed on such entity.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Fair Value of Financial Assets as of December 31, 2008

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	33,798,651	33,798,651	—	—

Total	$33,798,651	$33,798,651	$—	$—

The fair values of the Company’s investments held in the Trust Account are determined through market, observable and corroborated sources.

NOTE 6— COMMITMENTS AND UNDERWRITERS’ COMPENSATION

The Company consummated the Offering on March 12, 2008 and paid to the underwriters a $1,120,000 underwriting  fee, representing 3.5% of the gross proceeds, and is committed to pay up to an additional $1,120,000, currently held in the Trust Account, representing an additional deferred underwriting  fee of 3.5%, payable upon the Company’s consummation of a Business Combination.

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

The Company has determined based upon a Black-Scholes- Merton option pricing model, that the estimated fair value of the option on the date of sale would be approximately $3.36 per unit or an aggregate of approximately $941,000, assuming an expected term of five years, estimated volatility of 51.51% and a risk-free interest rate of 3.38%. Given the parameters used in the computation of the value of the option change over time, the actual fair value of the option on the date of sale is expected to be different from the estimated fair value computed above.

The volatility calculation of 51.51% is based on the latest five year average prior to the Offering, volatility of 62 companies drawn from the Shanghai Stock Exchange Composite Index that had market capitalizations between $70 million and $150 million. Because the Company does not have a trading history, the Company estimated the potential volatility of its ordinary share price, which will depend on a number of factors which cannot be ascertained at this time. The Company used the annualized volatility of the historical volatilities for a period of time equal in length to the term of the option because the Company believes that the volatility of these companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s ordinary share post-Business Combination. Although an expected life of five years was taken into account for purposes of assigning value to this option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.

Pursuant to Rule 2710(g)(1) of FINRA Conduct Rule, the option to purchase 280,000 units is deemed to be underwriting compensation and therefore upon exercise, the underlying ordinary shares and warrants are subject to a 180-day lock-up. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Offering.