Form 10-Q
period 2009-03-31
Hambrecht Asia Acquisition Corp.
filed 2009-05-14
CIK 1412095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were 5,299,125 shares of the Registrant’s common stock issued and outstanding as of May 13, 2009.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$77,187	$100,312
Prepaid expenses	95,829	108,330

Total current assets	173,016	208,642
Other asset
Cash equivalents held in the Trust Account	33,818,127	33,798,651

Total assets	$33,991,143	$34,007,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	19,999	31,780

Total current liabilities	19,999	31,780

Long-term liabilities
Deferred underwriting fees, net of $356,101 subject to
forfeiture in the event of possible redemption	830,903	830,903

Ordinary shares, subject to redemption, (1,271,788 shares at
redemption value of $7.92 per share)	10,072,561	10,072,561

Shareholders’ equity
Ordinary shares, $.001 par value, 50,000,000 shares authorized; 5,299,125 shares issued and outstanding as of March 31, 2009 and December 31, 2008 (which includes 1,271,788 shares subject to possible redemption)	5,299	5,299
Additional paid-in capital	22,851,981	22,851,981
Earnings (deficit) accumulated during the development stage	210,400	214,769

Total shareholders’ equity	23,067,680	23,072,049

Total liabilities and shareholders’ equity	$33,991,143	$34,007,293

See accompanying notes to condensed interim  financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations

			Period from
	For the Three	For the Three	July 18, 2007
	Months Ended	Months Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Revenues	$—	$—	$—

Formation and administrative costs	57,745	27,489	346,868

Loss from operations	(57,745)	(27,489)	(346,868)

Interest income, net	53,376	15,277	557,268

Net income (loss)	(4,369)	(12,212)	210,400

Weighted average number of ordinary shares subject to possible redemption, basic and diluted	1,271,788	274,693	793,378

Income (loss) per ordinary share subject to possible redemption, basic and diluted	$—	$—	$—

Weighted average number of ordinary shares outstanding (not subject to possible redemption) , basic	4,027,337	2,218,324	2,948,243

Income (loss) per ordinary share not subject to possible redemption, basic	$(0.00)	$(0.01)	$0.07

Weighted average number of ordinary shares outstanding (not subject to possible redemption), diluted	4,027,337	2,218,324	4,028,420

Income (loss) per ordinary share not subject to possible redemption, diluted	$(0.00)	$(0.01)	$0.05

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Shareholders’ Equity

For the Period July 18, 2007(date of inception) to March 31, 2009

				Earnings
				(Deficit)
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balances at July 18, 2007	—	$—	$—	$—	$—

Sale of units issued to founders on July 18, 2007 at approximately $0.02 per share	1,150,000	1,150	23,850		25,000

Net loss				(21,736)	(21,736)

Balances at December 31, 2007	1,150,000	$1,150	$23,850	$ (21,736)	$3,264

Proceeds from sale of warrants in a private placement to initial shareholders			1,550,000		1,550,000
Sale of 4,000,000 units at $8.00 per share in the public offering, net of underwriters’ discount and offering expenses (1,199,999 shares subject to possible redemption)	4,000,000	4,000	29,550,348		29,554,348
Sale of 239,300 units at $8.00 per share in the public offering from partial exercise of underwriters’ overallotment option, net of underwriters’ discount and offering expenses (71,789 shares subject to possible redemption)	239,300	239	1,800,344		1,800,583
Forfeiture of founders shares from partial exercise of underwriters’ overallotment option	(90,175)	(90)			(90)
Proceeds subject to possible redemption of 1,271,788 shares at a redemption value of $7.92 per share			(10,072,561)		(10,072,561)

Net income				236,505	236,505
Balances at December 31, 2008	5,299,125	$5,299	$22,851,981	$214,769	$23,072,049

Net income				(4,369)	(4,369)
Balances at March 31, 2009 (unaudited)	5,299,125	$5,299	$22,851,981	$210,400	$23,067,680

See accompanying notes to condensed  financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Period from July 18, 2007 (inception) to March 31, 2009

Cash flows from operating activities:
Net income (loss)	$(4,369)	$(12,212)	$210,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued expenses	(11,780)	68,055	20,000
Prepaid expenses	12,501	37,421	(95,829)
Net cash provided by (used in) operating activities	(3,648)	73,264	134,571

Cash used in investing activities:
Changes in cash equivalents held in Trust Account	(19,476)	(33,547,396)	(33,818,127)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to founders	—	—	25,000
Proceeds from shareholder’s note payable	—	—	281,661
Payments of Deferred Offering Cost	—	—	—
Proceeds from warrants purchased in private placement	—	1,550,000	1,550,000
Proceeds from initial public offering	—	32,000,000	32,000,000
Proceeds from exercise of underwriters overallotment option	—	1,914,400	1,914,400
Repayment of shareholder’s note payable	—	(281,661)	(281,661)
Payment of offering costs of initial public offering	—	(1,728,656)	(1,728,656)
Net cash provided by financing activities	—	33,454,083	33,760,744

Net increase (decrease) in cash	(23,124)	(49)	77,187
Cash at beginning of the period	100,312	101,671	—
Cash at end of the period	$77,187	$101,622	$77,187
Supplemental schedule of non-cash financing activities:
Deferred underwriting fees, net	$—	$830,903	$830,903
Ordinary shares subject to possible redemption	$—	$10,072,561	$10,072,561

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Interim Financial Statements

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for all periods presented.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 as reported on the Company’s Annual Report on Form 10-K filed with the SEC. The accompanying condensed balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP.

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

As of March 31, 2009, the Company had not commenced any operations or generated any revenues.  All activity from the period July 18, 2007 (date of inception) through March 31, 2009 relates to the Company’s formation, its initial public offering (as described below) and its search for a target business. Subsequent to that date to the present the Company has sought a target business to acquire. The Company will not generate any operating revenue until after the completion of the Business combination, at the earliest. The Company currently generates non-operating income from interest income earned on the investments held in a trust account (the “Trust Account”), from the proceeds derived from the public offering.

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 3 was declared effective on March 7, 2008.  The Company consummated the Offering on March 12, 2008 and, immediately prior to such Offering, sold an aggregate of 1,550,000 warrants at $1.00 per warrant to certain officers and affiliates of the Company in a private placement (the “Private Placement”) described in Note 4.  On March 31 2008, the underwriters of the Offering exercised their over-allotment option for a total of an additional 239,300 units.  The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses having their primary operations in the People’s Republic of China (“Business Combination”).  Net proceeds of $33,537,396 from the Offering, including the exercise of the underwriters’ over-allotment option and the Private Placement are held in a Trust Account and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy stockholder conversion rights. The Trust Account includes the deferred underwriting discount from the Offering of up to $1,187,004 which will be paid to the underwriters upon consummation of a business combination, as described in Note 6. Additionally, up to an aggregate of $700,000, plus up to an additional $350,000 during the Extended Period (as described below), if approved by shareholders, of interest earned on the Trust Account balance (net of any taxes paid or payable) may be released to the Company to fund operating activities. Through March 31, 2009, approximately $274,000 of interest earned on the trust account balance has been released to the Company.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for shareholder approval. In the event that shareholders owning 30% or more of the shares sold in the Offering vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated. All of the Company’s shareholders prior to the Offering agreed to vote their pre-initial public offering ordinary shares in accordance with the vote of the majority of the shares voted by all shareholders of the Company who purchased their shares in the Offering or the aftermarket (“Public Shareholders”) with respect to any business combination. After consummation of a business combination, these voting agreements will no longer be applicable.

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, or 36 months if such an extension is approved by the shareholders, the Company will be dissolved and the proceeds held in the Trust Account, plus certain interest, less certain costs, will be distributed to the Company’s public shareholders. If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering, the Company will continue to exist until 24 months from the consummation of the Offering.  If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a business combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its business combination to 36 months, by calling a special (or annual) meeting of shareholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Shareholder approval for the Extended Period and holders of 30% or more of the shares held by Public Shareholders do not vote against the Extended Period and elect to convert their ordinary shares in connection with the vote for the Extended Period, the Company will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, the Company will still be required to seek Public Shareholder approval before completing a business combination. In the event there is no business combination within the 24-month deadline (assuming the Extended Period is not approved) described above, the Company will dissolve and distribute to its Public Shareholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received shareholder approval for an initial business combination. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.

With respect to a business combination which is approved and consummated or a vote on the Extended Period which is approved, any Public Shareholders who voted against the business combination or Extended Period may contemporaneously with or prior to such vote exercise their conversion right and their ordinary shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account (including interest therein), calculated as of two business days prior to the consummation of the proposed business combination or vote on Extended Period, divided by the number of ordinary shares sold in the Offering and partial exercise of the over-allotment option.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents held in the Trust Account:

The amounts held in the Trust Account as of March 31, 2009, represent substantially all of the proceeds of the Offering and exercise of the underwriters’ over-allotment option, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested in a money market fund that invests in U.S. government debt securities.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  There were no unrecognized tax benefits as of March 31, 2009.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at March 31, 2009.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Ordinary shares subject to possible redemption:

As discussed in Note 1, the Company will only proceed with a Business Combination if:  (1) it is approved by a majority of the votes cast by the Company’s public shareholders; and (2) public shareholders holding less than 30% (1,271,788) of the ordinary shares sold in the Offering and exercise of the over-allotment option, choose to exercise their redemption rights thereby receiving their per share interest in the Trust Account.  In accordance with FASB’s Emerging Issues Task Force (EITF) Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company has classified 1,271,788 of its ordinary shares outside of permanent equity as “Ordinary shares subject to redemption,” at an initial redemption price of $7.92.  The Company will recognize changes in the conversion value as they occur and will adjust the carrying value of the ordinary shares subject to conversion to be equal to its conversion value at the end of each reporting period.

Income (loss) per ordinary share:

Basic income per common share is computed by dividing net income by the weighted average ordinary shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of ordinary shares that then shared in the earnings of the entity.

For the three months ended March 31, 2009, and for the period from July 18, 2007 (inception) to March 31, 2009, the Company had potentially dilutive securities in the form of 7,129,125 warrants, and 5,299,125 warrants issued as part of the Units (as defined below) in the Offering.  Of the total warrants outstanding for the periods then ended, approximately 2,366,617 and 1,080,177, respectively, represent incremental ordinary shares, based on their assumed redemption, to be included in the weighted average number of ordinary shares outstanding (not subject to possible redemption) for the calculation of diluted income per ordinary share.  The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for ordinary share at the beginning of the period.

The Company’s condensed statement of operations includes a presentation of income per ordinary share subject to possible redemption in a manner similar to the two-class method of income per share.  Basic and diluted income amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to ordinary shares subject to redemption by the weighted average number of shares subject to possible redemption.  Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to ordinary share subject to redemption by the weighted average number of shares not subject to possible redemption.

Newly Adopted Accounting Pronouncements:

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

Recently Issued Accounting Pronouncements:

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP if certain requirements are met. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

Management does not believe that any other recently issued, but no yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3—PUBLIC OFFERING

On March 7, 2008, the Company sold 4,000,000 units in the Offering at a price of $8.00 per unit. On March 31, 2008, the Company consummated the sale of an additional 239,300 units which were subject to the over-allotment option.  Each unit consists of one of the Company’s ordinary shares, $0.001 par value, and one warrant.  Each warrant entitles the holder to purchase from the Company one of the Company’s ordinary shares at an exercise price of $5.00 per share commencing on the later of: (i) The consummation of the business combination, or (ii) March 7, 2009.  The warrants will be exercisable only if the Company continues to provide for an effective registration statement covering the ordinary shares issueable upon exercise of the warrants.  In no event will the holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in the Company’s ordinary shares.

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

NOTE 4—RELATED PARTY TRANSACTIONS

The Company has agreed to pay Hambrecht-Eu Capital, a company owned and managed by the Company’s Chairman of the Board, Chief Financial Officer and Secretary, $7,500 per month for office space and general and administrative services including secretarial support commencing on November 15, 2007 and continuing until (i) the consummation by the Company of a business combination (as described in Note 1), (ii) 18 months from commencement of the Offering if the Company does not effect a Business Combination, (iii) 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement, has been executed within 18 months of commencement of the Offering and the Company has not effected a business combination, or (iv) 36 months from the consummation of the Offering if an extension has been approved by the Company’s shareholders under certain circumstances.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability :

	Fair Value of Financial Assets as of March 31, 2009
Description	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$77,187	$77,187	$—	$—
Cash equivalents held in Trust Account	33,818,127	33,818,127	—	—

Total	$33,895,314	33,895,314	$—	$—

	Fair Value of Financial Assets as of December 31, 2008
Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$100,312	$100,312	$—	$—
Cash equivalents held in Trust Account	33,798,651	33,798,651	—	—

Total	$33,898,963	33,898,963	$—	$—

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

The Company also issued and sold to the underwriters, as additional compensation, on the closing date an option to purchase up to an aggregate of 280,000 units for an aggregate purchase price of $100. The Option shall be exercisable, in whole or in part, commencing on the later of the consummation of a Business Combination or six months from March 7, 2008 and expiring on March 7, 2013 at an initial exercise price of $10.00 per Unit.

The Company has determined based upon a Black-Scholes-Merton option pricing model, that the estimated fair value of the option on the date of sale would be approximately $3.36 per unit or an aggregate of approximately $941,000, assuming an expected term of five years, volatility of 51.51% and a risk-free interest rate of 3.38%. Given the parameters used in the computation of the value of the option change over time, the actual fair value of the option on the date of sale is expected to be different from the estimated fair value computed above.

The volatility calculation of 51.51% is based on the five year average prior to the Offering, volatility of 62 companies drawn from the Shanghai Stock Exchange Composite Index that had market capitalizations between $70 million and $150 million. Because the Company did not have a trading history, the Company estimated the potential volatility of its ordinary share price, which will depend on a number of factors which could not be ascertained at the time. The Company used the annualized volatility of the historical volatilities for a period of time equal in length to the term of the option because the Company believes that the volatility of these companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s ordinary share post-Business Combination. Although an expected life of five years was taken into account for purposes of assigning value to this option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.

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

NOTE7 — GOING CONCERN ISSUES

The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a business combination within 18 months after consummation of the initial public offering on March 7, 2008 (or within 24 months (or 36 months if the extension of an additional 12 months is approved by shareholders) from the consummation of this offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the initial public offering and the business combination has not yet been consummated within such 18 month period or by the expiration of the extended period). The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.

Pursuant to our articles of association, upon the expiration of the 18, 24 or 36 month time period, as applicable, our purposes and powers will be limited to dissolving, liquidating and winding up. Also contained in our articles of association is the requirement that our board of directors, to the fullest extent permitted by law, consider a resolution to dissolve our company at that time. Consistent with such obligations, our board of directors will seek shareholder approval for any such plan of distribution, and our pre-initial public offering shareholders and directors have agreed to vote in favor of such dissolution and liquidation. This provision will be amended only in connection with, and upon consummation of, its initial business combination by such date.

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

Results of Operations for the Three Month Period ended March 31, 2009

We reported a net loss of $4,369 for the three-month period ended March 31, 2009 due to a decrease in the interest earned on the Trust Account which did not exceed our expenses for the period. Until we enter into a business combination, we will not have any operating revenues.

Overall, for the quarter ended March 31, 2009, we incurred $12,501 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of $22,744.

For the three months ended March 31, 2009, our Trust Account earned interest of approximately $54,000.

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

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $2,784,873, including underwriting discounts of approximately $2,374,008, were approximately $32,679,527. Approximately $33,527,396 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 will not be held in the trust account. Except for up to $700,000 (plus up to and additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 18, 2007 (the date of our inception) through March 31, 2009, we had operating expenses of $346,868. From January 1, 2009 through March 31, 2009, we had operating expenses of $57,745. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $700,000 (or $1,050,000 if approved by our shareholders) in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2008, we had 33,798,651 held in the trust account and as of March 31, 2009 there was $33,818,127 held in the trust account, which includes deferred underwriting fees of $1,187,004. Additionally, as of March 31, 2009, we had $77,187 outside the trust account to fund our working capital requirements. Through March 31, 2009, approximately $274,000 of interest earned on the trust account balance has been released to the company.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $32,679,527. Approximately $33,527,396 (or approximately $7.91 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a Trust Account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The Trust Account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $700,000 (or $1,050,000 if approved by our shareholders) of the interest earned on the trust account to fund our working capital prior to a business combination. As of March 31, 2009, there was  $ 33,818,127  held in the trust account, which includes deferred underwriting fees of $1,187,004.  Through March 31, 2009, approximately $274,000 of interest earned on the trust account balance has been released to the company.

ITEM 3.  EXHIBITS

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

HAMBRECHT ASIA ACQUISITION CORP.

May 14, 2009	By:	/s/ John Wang

John Wang
Chief Executive Officer, President and Director (Principal Executive Officer)

May 14, 2009	By:	/s/ Robert J. Eu

Robert J. Eu
Chairman of the Board, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .