Form 10-Q
period 2009-06-30
Hambrecht Asia Acquisition Corp.
filed 2009-08-12
CIK 1412095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No☐

Indicate by check mark whether the Registrant has submitted electronically and posted onits corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange.:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were 5,299,125 shares of the Registrant’s common stock issued and outstanding as of August 10, 2009.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Index to Form 10-Q

Part I.	Financial Information

	Item 1. Condensed Financial Statements

	Condensed Balance Sheets	1

	Condensed Statements of Operations	2

	Condensed Statements of Shareholders’ Equity	3

	Condensed Statements of Cash Flows	4

	Notes to Condensed Interim Financial Statements	5-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-14

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4T. Controls and Procedures	15

Part II.	Other Information

	Item 1. Legal Proceedings	16

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6. Exhibits	16

SIGNATURES		17

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets (unaudited)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash	$30,271	$100,312
Prepaid expenses and other current asset	95,686	108,330

Total current assets	125,957	208,642
Other asset
Cash equivalents held in the Trust Account	33,838,155	33,798,651

Total assets	$33,964,112	$34,007,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$76,275	$31,780

Long-term liabilities
Deferred underwriting fees, net of $356,101 subject to forfeiture in the event of possible redemption	830,903	830,903

Ordinary shares, subject to possible redemption, (1,271,788 shares at redemption value of $7.92 per share)	10,072,561	10,072,561

Commitments
Shareholders’ equity
Ordinary shares, $.001 par value, 50,000,000 shares authorized; 5,299,125 shares issued and outstanding as of June 30, 2009 and December 31, 2008 (which includes 1,271,788 shares subject to possible redemption)	5,299	5,299
Additional paid-in capital	22,851,981	22,851,981
Retained earnings	127,093	214,769

Total shareholders’ equity	22,984,373	23,072,049

Total liabilities and shareholders’ equity	$33,964,112	$34,007,293

See accompanying notes to condensed interim  financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations (unaudited)

					For the period
	For the Six	For the Six	For the Three	For the Three	From July 18, 2007
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenues	$—	$—	$—	$—	$—

Formation and administrative costs	184,870	156,683	127,125	129,194	473,993

Loss from operations	(184,870)	(156,683)	(127,125)	(129,194)	(473,993)

Interest income, net	97,193	168,133	43,818	152,856	601,085

Net income (loss)	(87,677)	11,449	(83,307)	23,661	127,093

Weighted average number of ordinary shares subject to possible redemption, basic and diluted	1,271,788	808,223	1,271,788	1,271,788	793,378

Income (loss) per ordinary share subject to possible redemption, basic and diluted	$(0.07)	$0.01	$(0.07)	$0.02	$0.16

Weighted average number of ordinary shares outstanding (not subject to possible redemption) , basic	4,027,337	3,789,581	4,027,337	5,299,125	3,085,775

Income (loss) per ordinary share not subject to possible redemption, basic	$(0.02)	$0.00	$(0.02)	$0.00	$0.04

Weighted average number of ordinary shares outstanding (not subject to possible redemption), diluted	4,027,337	5,164,193	4,027,337	7,455,844	4,267,656

Income (loss) per ordinary share not subject to possible redemption, diluted	$(0.02)	$0.00	$(0.02)	$0.00	$0.03

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Shareholders’ Equity

For the Period July 18, 2007(date of inception) to June 30, 2009

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage		Total Shareholders’ Equity
Balances at July 18, 2007	—	$—	$—		$—	$—

Sale of units issued to founders on July 18, 2007 at approximately $0.02 per share	1,150,000	1,150	23,850			25,000

Net loss					(21,736)	(21,736)

Balances at December 31, 2007	1,150,000	$1,150	$23,850	$	(21,736)	$3,264

Proceeds from sale of warrants in a private placement to initial shareholders			1,550,000			1,550,000
Sale of 4,000,000 units at $8.00 per share in the public offering, net of underwriters’ discount and offering expenses (1,199,999 shares subject to possible redemption)	4,000,000	4,000	29,550,348			29,554,348
Sale of 239,300 units at $8.00 per share in the public offering from partial exercise of underwriters’ overallotment option, net of underwriters’ discount and offering expenses (71,789 shares subject to possible redemption)	239,300	239	1,800,344			1,800,583
Forfeiture of founders shares from partial exercise of underwriters’ overallotment option	(90,175)	(90)				(90)
Proceeds subject to possible redemption of 1,271,788 shares at a redemption value of $7.92 per share			(10,072,561)			(10,072,561)

Net income					236,505	236,505
Balances at December 31, 2008	5,299,125	$5,299	$22,851,981		$214,769	$23,072,049

Net loss (unaudited)					(87,677)	(87,677)
Balances at June 30, 2009 (unaudited)	5,299,125	$5,299	$22,851,981		$127,093	$22,984,373

See accompanying notes to condensed interim  financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six	For the period From July 18, 2007
	Months Ended	Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(87,677)	$11,449	$127,093
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued expenses	44,494	94,063	76,275
Prepaid expenses and other current asset	12,644	49,922	(95,686)

Net cash provided by (used in) operating activities	(30,538)	155,434	107,682

Cash used in investing activities:
Changes in cash equivalents held in Trust Account	(39,504)	(33,634,793)	(33,838,155)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to founders	—	—	25,000
Proceeds from shareholder’s note payable	—	—	281,661
Proceeds from warrants purchased in private placement	—	1,550,000	1,550,000
Proceeds from initial public offering	—	32,000,000	32,000,000
Proceeds from exercise of underwriters overallotment option	—	1,914,400	1,914,400
Repayment of shareholder’s note payable	—	(281,661)	(281,661)
Payment of offering costs of initial public offering	—	(1,728,656)	(1,728,656)

Net cash provided by financing activities	—	33,454,083	33,760,744

Net increase (decrease) in cash	(70,042)	(25,276)	30,271
Cash at beginning of the period	100,312	101,671	—

Cash at end of the period	$30,271	$76,395	$30,271

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees, net	$—	$830,903	$830,903
Ordinary shares subject to possible redemption	$—	$10,072,561	$10,072,561

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

 The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 as reported on the Company's Annual Report on Form 10-K filed with the SEC. The accompanying condensed balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP.

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

As of June 30, 2009, the Company had not commenced any operations or generated any revenues.  All activity from the period July 18, 2007 (date of inception) through June 30, 2009 relates to the Company’s formation, its initial public offering (as described below) and search for a target business to acquire. The Company will not generate any operating revenue until after the completion of the Business combination, at the earliest. The Company currently generates non-operating income from interest income earned on the investments held in a trust account (the “Trust Account”), from the proceeds derived from the public offering.

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 3 was declared effective on March 7, 2008.  The Company consummated the Offering on March 12, 2008 and immediately prior to such Offering, sold an aggregate of 1,550,000 warrants at $1.00 per warrant to certain officers and affiliates of the Company in a private placement (the “Private Placement”) described in Note 4.  On March 31, 2008, the underwriters of the Offering exercised their over-allotment option for a total of an additional 239,300 units.  The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses having their primary operations in the People’s Republic of China (“Business Combination”).  Net proceeds of $33,527,396 from the Offering, including the exercise of the underwriters’ over-allotment option, and the Private Placement were placed in a Trust Account and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy stockholder conversion rights. The Trust Account includes the deferred underwriting discount from the Offering of up to $1,187,004 which will be paid to the underwriters upon consummation of a business combination, as described in Note 6. Additionally, up to an aggregate of $700,000, plus up to an additional $350,000 during the Extended Period (as described below) if approved by shareholders, of interest earned on the Trust Account balance (net of any taxes paid or payable) may be released to the Company to fund operating activities. Through June 30, 2009, approximately $286,000 of interest earned on the trust account balance has been released to the Company.

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

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, or 36 months if such extension is approved by the shareholders, the Company will be dissolved and the proceeds held in the Trust Account, plus certain interest, less certain costs, will be distributed to the Company’s public shareholders. If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering, the Company will continue to exist until 24 months from the consummation of the Offering.  If the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a business combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its business combination to 36 months, by calling a special (or annual) meeting of shareholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Shareholder approval for the Extended Period and holders of 30% or more of the shares held by Public Shareholders do not vote against the Extended Period and elect to convert their ordinary shares in connection with the vote for the Extended Period, the Company will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, the Company will still be required to seek Public Shareholder approval before completing a business combination. In the event there is no business combination within the 24-month deadline (assuming the Extended Period is not approved) described above, the Company will dissolve and distribute to its Public Shareholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received shareholder approval for an initial business combination. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents held in the Trust Account:

The amounts held in the Trust Account as of June 30, 2009, represent substantially all of the proceeds of the private placement, the Offering and exercise of the underwriters’ over-allotment option, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested in a money market fund that invests in U.S. government debt securities.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  There were no unrecognized tax benefits as of June 30, 2009.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at June 30, 2009.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Ordinary shares subject to possible redemption:

As discussed in Note 1, the Company will only proceed with a Business Combination if:  (1) it is approved by a majority of the votes cast by the Company’s public shareholders; and (2) public shareholders holding less than 30% (1,271,788) of the ordinary shares sold in the Offering and exercise of the over-allotment option choose to exercise their redemption rights thereby receiving a pro rata portion of the amount held in the Trust Account.  In accordance with FASB’s Emerging Issues Task Force (EITF) Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company has classified 1,271,788 shares of its ordinary shares outside of permanent equity as “Ordinary shares subject to redemption,” at an initial redemption price of $7.92.  The Company will recognize changes in the conversion value as they occur and will adjust the carrying value of the ordinary shares subject to conversion to be equal to its conversion value at the end of each reporting period.

Income (loss) per ordinary share:

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of ordinary shares that then shared in the earnings of the entity.

For the three and six months ended June 30, 2009, and for the period from July 18, 2007 (inception) to June 30, 2009, the Company had potentially dilutive securities in the form of 7,129,125 warrants, and 5,299,125 warrants issued as part of the Units (as defined below) in the Offering.  Of the total warrants outstanding for the periods then ended, approximately 2,328,422 and 1,181,881, respectively, represent incremental shares of ordinary share, based on their assumed redemption, to be included in the weighted average number of shares of ordinary share outstanding (not subject to possible redemption) for the calculation of diluted income per ordinary share.  The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for ordinary share at the beginning of the period.

For the three and six months ended June 30, 2008, and for the period from July 18, 2007 (inception) to June 30, 2008, the Company had potentially dilutive securities in the form of 7,129,125 warrants, and 5,299,125 warrants issued as part of the Units (as defined below) in the Offering.  Of the total warrants outstanding for the periods then ended, approximately 2,156,719 and 1,374,612, respectively, represent incremental shares of ordinary share, based on their assumed redemption, to be included in the weighted average number of shares of ordinary share outstanding (not subject to possible redemption) for the calculation of diluted income per ordinary share.

The Company’s condensed statements of operations includes a presentation of income per ordinary share subject to possible redemption in a manner similar to the two-class method of income per share.  Basic and diluted income amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption.  Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to ordinary share subject to redemption by the weighted average number of shares not subject to possible redemption.

Subsequent Events

On May 28, 2009, the FASB issued Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which we adopted on a prospective basis beginning April 1, 2009. SFAS No. 165 is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of SFAS No. 165 did not have an impact on our financial position, results of operations or cash flows. These condensed interim financial statements were approved by management and were issued on August 12, 2009. Subsequent events have been evaluate through this date.

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

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP if certain requirements are met. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 107-1 did not have a significant impact on the Company’s financial statements or related footnotes.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements or related footnotes.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 115-2 and FAS 124-2 did not have a significant impact on the Company’s financial statement or footnotes.

Management does not believe that any other recently issued, but no yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Recently Issued Accounting Pronouncements:

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification TM  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162  (“SFAS 168”). The statement confirmed that the  FASB Accounting Standards Codification  (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed  financial statements or related footnotes.

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

NOTE 5—FAIR VALUE MEASUREMENTS

The Company complies with SFAS No. 157, Fair Value Measurements, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of June 30, 2009 (unaudited)

Description	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$30,271	$30,271	$—	$—
Cash equivalents held in Trust Account	33,838,155	33,838,155	—	—

Total	$33,868,426	$33,868,426	$—	$—

	Fair Value of Financial Assets as of December 31, 2008

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$100,312	$100,312	$—	$—
Cash equivalents held in Trust Account	33,798,651	33,798,651	—	—

Total	$33,898,963	$33,898,963	$—	$—

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

The Company also issued and sold to the underwriters, as additional compensation, on the closing date an option, to purchase up to an aggregate of 280,000 units for an aggregate purchase price of $100. The Option shall be exercisable, in whole or in part, commencing on the later of the consummation of a Business Combination or six months from March 7, 2008 and expiring on March 7, 2013 at an initial exercise price of $10.00 per Unit.

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

The volatility calculation of 51.51% is based on the five year average (prior to the Offering), volatility of 62 companies drawn from the Shanghai Stock Exchange Composite Index that had market capitalizations between $70 million and $150 million. Because the Company did not have a trading history, the Company estimated the potential volatility of its ordinary share price, which will depend on a number of factors which could not be ascertained at the time. The Company used the annualized volatility of the historical volatilities for a period of time equal in length to the term of the option because the Company believes that the volatility of these companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s ordinary share post-Business Combination. Although an expected life of five years was taken into account for purposes of assigning value to this option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.

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

NOTE 7 — GOING CONCERN

The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete a business combination within 18 months after consummation of the initial public offering on March 7, 2008 (or within 24 (or 36 months if the extension of an additional 12 months is approved by shareholders) months from the consummation of this offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the initial public offering and the business combination has not yet been consummated within such 18 month period or by the expiration of the extended period). The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern and is required to liquidate.

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

Overview

We are a blank check company formed under the laws of the Cayman Islands on July 18, 2007. We were formed to acquire one or more operating businesses through a merger, stock exchange, asset acquisition or similar business combination or control through contractual arrangements having its primary operations in the People’s Republic of China, or PRC. We will not seek to acquire a business with its primary operations outside of the PRC. We are currently in negotiations regarding a potential business combination, through no definitive agreement have yet been signed.

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

Results of Operations for the Three Month Period ended June 30, 2009

We reported a net loss of $83,307 for the three month period ended June 30, 2009 due to both a decrease in the interest earned on the Trust Account which did not exceed our expenses for the period, and an increase in expenses related to professional services. Until we enter into a business combination, we will not have any operating revenues.

Overall, for the quarter ended June 30, 2009, we incurred $12,501 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of  $92,124.

For the three months ended June 30, 2009, our Trust Account earned interest of $43,818 and our funds outside of the trust account did not earn interest income.

Results of Operations for the Three Month Period ended June 30, 2008

We realized a net gain of $23,661 for the three month period ended June 30, 2008 due to interest earned on the trust account.

Overall for the quarter ended June 30, 2008, we incurred  $12,501 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of  $94,193.

For the three months ended June 30, 2008, our Trust Account earned interest of $153,106.

Results of Operations for the Six  Month Period ended June 30, 2009

We incurred a net loss of $87,677 for the six month period ended June 30, 2009 due to both a decrease in the interest earned on the Trust Account which did not exceed our expenses for the period, and an increase in expenses related to professional services. Until we enter into a business combination, we will not have any operating revenues.

Overall, for the six month period ended June 30, 2009, we incurred $25,002 of insurance expense from the amortization of our pre-paid D&O insurance policy, $45,000 of rent expense and other operating costs of $114,868.

For the six months ended June 30, 2009, our trust account earned interest of $97,193 and our funds outside of the trust account did not earn interest income.

Results of Operations for the Six Month Period ended June 30, 2008

We had a net gain of $11,449 for the six months period ended June 30, 2008.

Overall for six month period ended June 30, 2008, we incurred  $16,668 of insurance expense from the amortization of our pre-paid D&O insurance policy, $45,000 of rent expense and other operating costs of  $94,193.

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

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $2,784,873, including underwriting discounts of approximately $2,374,008, were approximately $32,679,527.  Approximately $33,527,396 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 will not be held in the trust account.  Except for up to $700,000 (plus up to and additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 18, 2007 (the date of our inception) through June 30, 2009, we had operating expenses of $473,993. From January 1, 2009 through June 30, 2009, we had operating expenses of  $184,870. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $700,000 (or $1,050,000 if approved by our shareholders) in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2008, we had 33,798,651 held in the trust account and as of June 30, 2009 there was  $33,838,155 held in the trust account, which includes deferred underwriting fees of $1,187,004. Additionally, as of June 30, 2009, we had  $30,271 outside the trust account to fund our working capital requirements. Through June 30, 2009, approximately $286,000 of interest earned on the trust account balance has been released to us for working capital purposes.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $32,679,527. Approximately $33,527,396 (or approximately $7.91 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a Trust Account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The Trust Account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $700,000 (or $1,050,000 if approved by our shareholders) of the interest earned on the trust account to fund our working capital prior to a business combination. As of June 30, 2009, there was  $ 33,838,155  held in the trust account, which includes deferred underwriting fees of $1,187,004. Through June 30, 2009, approximately $286,000 of interest earned on the trust account balance has been released to us for working capital purpose.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMBRECHT ASIA ACQUISITION CORP.

August 12, 2009	By:	/s/ John Wang
John Wang
Chief Executive Officer, President and Director (Principal Executive Officer)

August 12, 2009	By:	/s/ Robert J. Eu
Robert J. Eu
Chairman of the Board, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .