Form 10-Q
period 2009-09-30
Hambrecht Asia Acquisition Corp.
filed 2009-11-13
CIK 1412095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

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

There were 5,299,125 shares of the Registrant’s common stock issued and outstanding as of November 10, 2009.

Explanatory Note

On September 4, 2009 Hambrecht Asia Acquisition Corp. (the "Company") issued a press release and filed a Form 6-K indicating that it had determined that it qualified as a foreign private issuer as defined under the Securities and Exchange Act of 1934, as amended. The Company has been advised that it currently does not qualify as a foreign private issuer, and accordingly is filing this quarterly report on Form 10-Q.

In the near future, the Company plans to change its fiscal year end to June 30 and will file a transition report with respect to such change. After such change of fiscal year, the Company will be considered a foreign private issuer after completion of its second fiscal quarter, which will end on December 31, 2009.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Index to Form 10-Q

Part I.	Financial Information

	Item 1. Condensed Financial Statements

	Condensed Balance Sheets	1

	Condensed Statements of Operations	2

	Condensed Statements of Shareholders’ Equity	3

	Condensed Statements of Cash Flows	4

	Notes to Condensed Interim Financial Statements	5-11

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-13

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4T. Controls and Procedures	14

Part II.	Other Information

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 6. Exhibits	15

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets (unaudited)

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets
Cash	$34,273	$100,312
Prepaid expenses and other current asset	82,564	108,330

Total current assets	116,837	208,642
Other asset
Cash equivalents held in the Trust Account	33,848,840	33,798,651

Total assets	$33,965,677	$34,007,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$159,236	$31,780

Long-term liabilities
Deferred underwriting fees, net of $356,101 subject to forfeiture in the event of possible redemption	830,903	830,903

Ordinary shares, subject to possible redemption, (1,271,788 shares at redemption value of $7.92 per share)	10,072,561	10,072,561

Commitments
Shareholders’ equity
Ordinary shares, $.001 par value, 50,000,000 shares authorized; 5,299,125 shares issued and outstanding as of September 30, 2009 and December 31, 2008 (which includes 1,271,788 shares subject to possible redemption)	5,299	5,299
Additional paid-in capital	22,851,981	22,851,981
Retained earnings	45,697	214,769

Total shareholders’ equity	22,902,977	23,072,049

Total liabilities and shareholders’ equity	$33,965,677	$34,007,293

See accompanying notes to condensed interim  financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations (unaudited)

		For the Nine		For the Three	For the period
	For the Nine	Months Ended	For the Three	Months Ended	From July 18, 2007
	Months Ended	September 30,	Months Ended	September 30,	(inception) to
	September 30, 2009	2008	September 30, 2009	2008	September 30, 2009
Revenues	$—	$—	$—	$—	$—

Formation and administrative costs	288,688	248,036	103,818	91,353	577,811

Loss from operations	(288,688)	(248,036)	(103,818)	(91,353)	(577,811)

Interest income, net	119,616	346,594	22,423	178,461	623,508

Net income (loss)	(169,072)	98,558	(81,395)	87,108	45,697

Weighted average number of ordinary shares subject to possible redemption, basic and diluted	1,271,788	963,873	1,271,788	1,271,788	793,378

Income (loss) per ordinary share subject to possible redemption, basic and diluted	$(0.13)	$0.10	$(0.06)	$0.06	$0.06

Weighted average number of ordinary shares outstanding (not subject to possible redemption) , basic	4,027,337	4,296,453	4,027,337	5,299,125	3,193,248

Income (loss) per ordinary share not subject to possible redemption, basic	$(0.04)	$0.02	$(0.02)	$0.02	$0.01

Weighted average number of ordinary shares outstanding (not subject to possible redemption), diluted	4,027,337	5,933,652	4,027,337	7,485,119	4,485,273

Income (loss) per ordinary share not subject to possible redemption, diluted	$(0.04)	$0.02	$(0.02)	$0.01	$0.01

See accompanying notes to condensed interim financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Shareholders’ Equity
For the Period July 18, 2007(date of inception) to September 30, 2009

	Ordinary Shares		Additional Paid-in	Earnings (Deficit) Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balances at July 18, 2007	—	$—	$ —	$ —	$ —

Sale of units issued to founders on July 18, 2007 at approximately $0.02 per share	1,150,000	1,150	23,850		25,000

Net loss				(21,736)	(21,736)

Balances at December 31, 2007	1,150,000	$1,150	$23,850	$ (21,736)	$3,264

Proceeds from sale of warrants in a private placement to initial shareholders			1,550,000		1,550,000
Sale of 4,000,000 units at $8.00 per share in the public offering, net of underwriters’ discount and offering expenses (1,199,999 shares subject to possible redemption)	4,000,000	4,000	29,550,348		29,554,348
Sale of 239,300 units at $8.00 per share in the public offering from partial exercise of underwriters’ overallotment option, net of underwriters’ discount and offering expenses (71,789 shares subject to possible redemption)	239,300	239	1,800,344		1,800,583
Forfeiture of founders shares from partial exercise of underwriters’ overallotment option	(90,175)	(90)			(90)
Proceeds subject to possible redemption of 1,271,788 shares at a redemption value of $7.92 per share			(10,072,561)		(10,072,561)

Net income				236,505	236,505
Balances at December 31, 2008	5,299,125	$5,299	$22,851,981	$214,769	$23,072,049

Net loss (unaudited)				(169,072)	(169,072)
Balances at September 30, 2009 (unaudited)	5,299,125	$5,299	$22,851,981	$45,697	$22,902,977

See accompanying notes to condensed interim  financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine	For the period From July 18, 2007
	Months Ended	Months Ended	(inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(169,072)	$98,558	$45,697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued expenses	127,456	94,985	159,237
Prepaid expenses and other current asset	25,767	62,423	(94,922)
Net cash provided by (used in) operating activities	(15,849)	255,966	110,012

Cash used in investing activities:
Changes in cash equivalents held in Trust Account	(50,190)	(33,748,713)	(33,836,483)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to founders	—	—	25,000
Proceeds from shareholder’s note payable	—	—	281,661
Proceeds from warrants purchased in private placement	—	1,550,000	1,550,000
Proceeds from initial public offering	—	32,000,000	32,000,000
Proceeds from exercise of underwriters overallotment option	—	1,914,400	1,914,400
Repayment of shareholder’s note payable	—	(281,661)	(281,661)
Payment of offering costs of initial public offering	—	(1,728,656)	(1,728,656)
Net cash provided by financing activities	—	33,454,083	33,760,744

Net increase (decrease) in cash	(66,039)	(38,664)	34,273
Cash at beginning of the period	100,312	101,671	—
Cash at end of the period	$34,273	$63,007	$34,273

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees, net	$—	$830,903	$830,903
Ordinary shares subject to possible redemption	$—	$10,072,561	$10,072,561

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

Hambrecht Asia Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in the Cayman Islands on July 18, 2007 with an authorized share capital of 50,000,000 ordinary shares (par value $0.001 per share). The Company’s founders contributed $25,000 to the formation of the Company and were issued 1,150,000 ordinary shares. The Company was formed to acquire, through a stock exchange, asset acquisition or other similar business combination, one or more operating businesses having its primary operations located in the People’s Republic of China (“Business Combination”). The Company is considered to be in the development stage as defined in “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas. The Company selected December 31st as its fiscal year end.

As of September 30, 2009, the Company had not commenced any operations or generated any revenues.  All activity from the period July 18, 2007 (date of inception) through September 30, 2009 relates to the Company’s formation, its initial public offering (as described below) and search for a target business to acquire. The Company will not generate any operating revenue until after the completion of the Business combination, at the earliest. The Company currently generates non-operating income from interest income earned on the investments held in a trust account (the “Trust Account”), from the proceeds derived from the public offering.

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 3 was declared effective on March 7, 2008.  The Company consummated the Offering on March 12, 2008 and immediately prior to such Offering, sold an aggregate of 1,550,000 warrants at $1.00 per warrant to certain officers and affiliates of the Company in a private placement (the “Private Placement”) described in Note 4.  On March 31, 2008, the underwriters of the Offering exercised their over-allotment option for a total of an additional 239,300 units.  The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses having their primary operations in the People’s Republic of China (“Business Combination”).  Net proceeds of $33,527,396 from the Offering, including the exercise of the underwriters’ over-allotment option, and the Private Placement were placed in a Trust Account and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy stockholder conversion rights. The Trust Account includes the deferred underwriting discount from the Offering of up to $1,187,004 which will be paid to the underwriters upon consummation of a business combination, as described in Note 6. Additionally, up to an aggregate of $700,000, plus up to an additional $350,000 during the Extended Period (as described below) if approved by shareholders, of interest earned on the Trust Account balance (net of any taxes paid or payable) may be released to the Company to fund operating activities. Through September 30, 2009, approximately $298,000 of interest earned on the trust account balance has been released to the Company.

On September 4, 2009, the Company issued a press release announcing that it has entered into a letter of intent with a company for a business combination. The target is a company with its principal business operations in the People’s Republic of China.  The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for shareholder approval. In the event that shareholders owning 30% or more of the shares sold in the Offering vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated. All of the Company’s shareholders prior to the Offering, have agreed to vote their pre-initial public offering ordinary shares in accordance with the vote of the majority of the shares voted by all shareholders of the Company who purchased their shares in the Offering or the aftermarket (“Public Shareholders”) with respect to any business combination. After consummation of a business combination, these voting safeguards will no longer be applicable.

In the event that the Company does not complete a business combination by March 12, 2010, or March 12, 2011 if extension is approved by the shareholders, the Company will be dissolved and the proceeds held in the Trust Account, plus certain interest, less certain costs, will be distributed to the Company’s public shareholders. If the Company receives Public Shareholder approval for the Extended Period and holders of 30% or more of the shares held by Public Shareholders do not vote against the Extended Period and elect to convert their ordinary shares in connection with the vote for the Extended Period, the Company will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, the Company will still be required to seek Public Shareholder approval before completing a business combination. In the event there is no business combination within the 24-month deadline (assuming the Extended Period is not approved) described above, the Company will dissolve and distribute to its Public Shareholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received shareholder approval for an initial business combination. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents held in the Trust Account:

The amounts held in the Trust Account as of September 30, 2009, represent substantially all of the proceeds of the private placement, the Offering and exercise of the underwriters’ over-allotment option, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested in a money market fund that invests in U.S. government debt securities.

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

Effective January 1, 2007, the Company adopted the provisions of “Accounting for Uncertainty in Income Taxes”.  There were no unrecognized tax benefits as of September 30, 2009.  The Provision prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at September 30, 2009.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Ordinary shares subject to possible redemption:

As discussed in Note 1, the Company will only proceed with a Business Combination if:  (1) it is approved by a majority of the votes cast by the Company’s public shareholders; and (2) public shareholders holding less than 30% (1,271,788) of the ordinary shares sold in the Offering and exercise of the over-allotment option choose to exercise their redemption rights thereby receiving a pro rata portion of the amount held in the Trust Account.  In accordance with “Classification and Measurement of Redeemable Securities”, the Company has classified 1,271,788 shares of its ordinary shares outside of permanent equity as “Ordinary shares subject to redemption,” at an initial redemption price of $7.92.  The Company will recognize changes in the conversion value as they occur and will adjust the carrying value of the ordinary shares subject to conversion to be equal to its conversion value at the end of each reporting period.

Income (loss) per ordinary share:

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of ordinary shares that then shared in the earnings of the entity.

For the three and nine months ended September 30, 2009, and for the period from July 18, 2007 (inception) to September 30, 2009, the Company had potentially dilutive securities in the form of 7,129,125 warrants, and 5,299,125 warrants issued as part of the Units (as defined below) in the Offering.  Of the total warrants outstanding for the periods then ended, approximately 2,328,422 and 1,181,881, respectively, represent incremental shares of ordinary share, based on their assumed redemption, to be included in the weighted average number of shares of ordinary share outstanding (not subject to possible redemption) for the calculation of diluted income per ordinary share.  The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for ordinary share at the beginning of the period.

For the three and nine months ended September 30, 2008, and for the period from July 18, 2007 (inception) to September 30, 2008, the Company had potentially dilutive securities in the form of 7,129,125 warrants, and 5,299,125 warrants issued as part of the Units (as defined below) in the Offering.  Of the total warrants outstanding for the periods then ended, approximately 2,156,719 and 1,374,612, respectively, represent incremental shares of ordinary share, based on their assumed redemption, to be included in the weighted average number of shares of ordinary share outstanding (not subject to possible redemption) for the calculation of diluted income per ordinary share.

The Company’s condensed statements of operations include a presentation of income per ordinary share subject to possible redemption in a manner similar to the two-class method of income per share.  Basic and diluted income amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption.  Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to ordinary share subject to redemption by the weighted average number of shares not subject to possible redemption.

Recently Accounting Pronouncements:

In December 2007, the FASB issued “Business Combinations”, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. “Business Combinations” will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply “Business Combinations” for any of our applicable acquisitions beginning January 1, 2009.

In December 2007, the FASB issued “Noncontrolling Interests in Consolidated Financial Statements”, which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This guidance will be effective for the fiscal years beginning on or after December 15, 2008. We will apply to any applicable transactions beginning January 1, 2009.

In March 2008, the FASB issued “Disclosures about Derivative Instruments and Hedging Activities”, which is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for  and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

On April 9, 2009, the FASB issued the guidance of  “Interim Disclosures about Fair Value of Financial Instruments”.to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also amends Accounting Principles Board Opinion-Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The guidance shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this if certain requirements are met. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a significant impact on the Company’s financial statements or related footnotes.

On April 9, 2009, the FASB issued the guidance of  “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, to affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The guidance instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, this guidance requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of it  and to quantify its effects, if practicable. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The adoption of this guidance did not have a significant impact on the Company’s financial statements or related footnotes.

On April 9, 2009, the FASB issued “Recognition and Presentation of Other-Than-Temporary Impairments”, to be intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or “Interim Disclosures about Fair Value of Financial Instruments”, the entity also is required to adopt early this guidance. Additionally, if an entity elects to adopt early , it is required to adopt “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The adoption did not have a significant impact on the Company’s financial statement or footnotes.

On May 28, 2009, the FASB issued the guidance regarding subsequent events, which we adopted on a prospective basis beginning April 1, 2009. The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of the pronouncement did not have an impact on our financial position, results of operations or cash flows. These condensed interim financial statements were approved by management and were issued on November 12, 2009. Subsequent events have been evaluated through this date.

In June 2009, the Financial Accounting Standards Board issued the statement of “Accounting Standards Codification TM  and the Hierarchy of Generally Accepted Accounting Principles This statement confirmed that the  FASB Accounting Standards Codification  (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We  apply the Codification beginning in the third quarter of fiscal 2009. The adoption of this standard is not expected to have any substantive impact on our condensed financial statements or related footnotes.

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

NOTE 5—FAIR VALUE MEASUREMENTS

The Company complies with the guidance of  fair value measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of September 30, 2009 (unaudited)

Description	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$34,273	$34,273	$—	$—
Cash equivalents held in Trust Account	33,848,840	33,848,840	—	—
Total	$33,883,113	$33,883,113	$—	$—

	Fair Value of Financial Assets as of December 31, 2008
Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$100,312	$100,312	$—	$—
Cash equivalents held in Trust Account	33,798,651	33,798,651	—	—
Total	$33,898,963	$33,898,963	$—	$—

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

NOTE 7 — GOING CONCERN

On September 4, 2009, the company has issued a press release announcing that it has entered into a letter of intent with a company for a business combination. The target is a company with its principal business operations in the People’s Republic of China.  Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the execution of the letter of intent affords the Company a six-month extension for completion of a business combination, until March 12, 2010.

The consummation of the business combination is subject to, among other things, execution of a definitive agreement and required stockholder approval.  There can be no assurance that a business combination will be consummated.  However, if we anticipate that we will not be able to consummate a business combination by March 12, 2010, we may seek shareholder approval to extend the period of time to consummate a business combination until March 12, 2011.  If we are unable to complete the business combination by March 12, 2010, or March 12, 2011 if extension period approved, our purposes and powers will be limited to dissolving, liquidating and winding up. Also contained in our articles of association is the requirement that our board of directors, to the fullest extent permitted by law, consider a resolution to dissolve our company at that time. Consistent with such obligations, our board of directors will seek shareholder approval for any such plan of distribution, and our pre-initial public offering shareholders and directors have agreed to vote in favor of such dissolution and liquidation. This provision will be amended only in connection with, and upon consummation of, its initial business combination by such date.

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

The company has entered into a letter of intent with a company for a business combination. The target is a company with its principal business operations in the People’s Republic of China.  Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the execution of the letter of intent affords the Company a six-month extension for completion of a business combination, until March 12, 2010.  However, if we anticipate that we will not be able to consummate a business combination by March 12, 2010, we may seek shareholder approval to extend the period of time to consummate a business combination until March 12, 2011. In order to extend the period of March 12, 2011, (i) public shareholders must approve the extension and (ii) public shareholders owning no more than one share less than 30% of the shares sold in this offering may have exercised their redemption rights.

Results of Operations for the Three Month Period ended September 30, 2009

We reported a net loss of $81,395 for the three month period ended September 30, 2009 due to both a decrease in the interest earned on the Trust Account which did not exceed our expenses for the period, and an increase in expenses related to professional services. Until we enter into a business combination, we will not have any operating revenues.

Overall, for the quarter ended September 30, 2009, we incurred $12,501 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of  $68,817.

For the three months ended September 30, 2009, our Trust Account earned interest of $22,423 and our funds outside of the trust account did not earn interest income.

Results of Operations for the Three Month Period ended September 30, 2008

We realized a Net Income of $87,108 for the three month period ended September 30, 2008 due to interest earned on the trust account.

Overall for the quarter ended September 30, 2008, we incurred  $12,501 of insurance expense from the amortization of our pre-paid D&O insurance policy, $22,500 of rent expense and other operating costs of  $56,352.

For the three months ended September 30, 2008, our Trust Account earned interest of $178,461.

Results of Operations for the Nine  Month Period ended September 30, 2009

We incurred a net loss of $169,072 for the nine month period ended September 30, 2009 due to both a decrease in the interest earned on the Trust Account which did not exceed our expenses for the period, and an increase in expenses related to professional services. Until we enter into a business combination, we will not have any operating revenues.

Overall, for the nine month period ended September 30, 2009, we incurred $37,503 of insurance expense from the amortization of our pre-paid D&O insurance policy, $67,500 of rent expense and other operating costs of $183,685.

For the nine months ended September 30, 2009, our trust account earned interest of $119,616 and our funds outside of the trust account did not earn interest income.

Results of Operations for the Nine  Month Period ended September 30, 2008

We had a Net Income of $98,558 for the nine months period ended September 30, 2008.

Overall for nine month period ended September 30, 2008, we incurred  $29,169 of insurance expense from the amortization of our pre-paid D&O insurance policy, $67,500 of rent expense and other operating costs of  $151,367.

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

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $2,784,873, including underwriting discounts of approximately $2,374,008, were approximately $32,679,527.  Approximately $33,527,396 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 will not be held in the trust account.  Except for up to $700,000 (plus up to and additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 18, 2007 (the date of our inception) through September 30, 2009, we had operating expenses of $577,811. From January 1, 2009 through September 30, 2009, we had operating expenses of  $288,688. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $700,000 (or $1,050,000 if approved by our shareholders) in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2008, we had $33,798,651 held in the trust account and as of September 30, 2009 there was $33,848,840 held in the trust account, which includes deferred underwriting fees of $1,187,004. Additionally, as of September 30, 2009, we had  $34,273 outside the trust account to fund our working capital requirements. Through September 30, 2009, approximately $298,000 of interest earned on the trust account balance has been released to us for working capital purposes.

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

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2008 and continued in 2009 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $32,679,527. Approximately $33,527,396 (or approximately $7.91 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a Trust Account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The Trust Account contains $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $700,000 (or $1,050,000 if approved by our shareholders) of the interest earned on the trust account to fund our working capital prior to a business combination. As of September 30, 2009, there was $33,848,840 held in the trust account, which includes deferred underwriting fees of $1,187,004. Through September 30, 2009, approximately $298,000 of interest earned on the trust account balance has been released to us for working capital purpose.

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

HAMBRECHT ASIA ACQUISITION CORP.

November 13 2009	By:	/s/ John Wang

John Wang
Chief Executive Officer, President and Director (Principal Executive Officer)

November13, 2009	By:	/s/ Hao Wu

Hao Wu
Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .