Form 10-K
period 2009-06-30
Hambrecht Asia Acquisition Corp.
filed 2010-01-22
CIK 1412095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended ___________.

or

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from December 31, 2008 to June 30, 2009.

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
(Title of Class)

Indicate by check mark whether registrant is a well-known secured issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate  by check  mark  whether  the  registrant  (1) has filed  all  reports required  to be filed by  Section  13 or 15(d) of the  Exchange  Act  during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure  of  delinquent  filers in response to Item 405 of Regulation  S-K is not contained  herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information  statements  incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $39,416,688.

There were 5,299,125 shares of the Registrant’s common stock issued and outstanding as of January 21, 2010

Index to Form 10-K

PART I

ITEM 1. BUSINESS

Overview

Hambrecht Asia Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a Cayman Islands blank check company formed on July 18, 2007 to complete a business combination with one or more operating businesses that have its or their primary operations in the PRC. Our efforts in identifying a prospective target business will not be limited to a particular industry.  We intend to effect a business combination using cash from the proceeds of our initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. On March 7, 2008, we completed a private placement of 1,550,000 warrants (“Founder Warrants”). On March 12, 2008, we consummated our initial public offering of 4,000,000 units. On March 31, 2008, the underwriters of our initial public offering exercised their over-allotment option for a total of an additional 239,300 units (over and above the 4,000,000 units sold in the initial public offering) for an aggregate offering of 4,239,300 units (together the “IPO”).  Each unit consists of one share of common stock and one redeemable common stock purchase warrant, resulting in a total of 4,239,300 common shares (“IPO Shares”) and 4,239,300 warrants (“IPO Warrants”) which are publicly held. The units were sold at an offering price of $8.00 per unit and the Founder Warrants we sold at an offering price of $1.00 per warrant, generating total gross proceeds of $35,464,400. Broadband Capital Management LLC acted as lead underwriter.

The net proceeds from the IPO and private placement, after deducting certain offering expenses of approximately $2,784,873 (including underwriting discounts of approximately $2,374,008), were approximately $32,679,527.  Approximately $33,527,396 (or approximately $7.91 per IPO Share) of the proceeds from the IPO and the private placement was placed in a trust account for our benefit, which includes $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 was not placed in the trust account.  We will not be able to access the amounts held in the trust account until we consummate a business combination, except for up to $700,000 (plus up to an additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest earned on the funds in the trust account, which may be released from the trust to us to be used for working capital. As of June 30, 2009, there was approximately $33,799,000 held in the trust account (or approximately $7.92 per IPO Share), and approximtely $286,000 of interest eanred on the trust account balance had been released to us for working capital purposes.

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

We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (which would be greater than 50% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the amount in the trust account, (excluding deferred underwriting discounts and commissions and taxes payable), as described above. If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of his business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the operations and services or products of the acquired companies in a single operating business.

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

Enforcement of Civil Liabilities

We are registered under the laws of the Cayman Islands by way of continuation as an exempted company with limited liability. We are registered in the Cayman Islands because of certain benefits associated with being a Cayman Islands corporation, such as political and economic stability, an effective judicial system, a favorable tax system, the absence of foreign exchange control or currency restrictions and the availability of professional and support services. However, the Cayman Islands has a less developed body of securities laws as compared to the United States and provides protections for investors to a significantly lesser extent. In addition, Cayman Islands companies do not have standing to sue before the federal courts of the United States.

Substantially all of our assets are located outside the United States. In addition, a majority of our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce against us or them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us, our officers and directors.

We have not appointed any agent to receive service of process with respect to any action brought against us in the United States District Court for the Southern District of New York under the federal securities laws of the United States or of any state in the United States or any action brought against us in the Supreme Court of the State of New York in the County of New York under the securities laws of the State of New York.

We believe that there is uncertainty as to whether the courts of the Cayman Islands or the PRC would, respectively, (1) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, or (2) entertain original actions brought in the Cayman Islands or the PRC against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include this information in our transition report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to include this information in our transition report on Form 10-K.

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

No matters were submitted to a vote of our shareholders during the quarter ended June 30, 2009.

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

The following table sets forth, for the calendar quarters indicated, the quarterly high and low bid information prices for our common stock, warrants and units as reported on the OTCBB, such over the counter market quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low
Third Quarter of 2009	$7.65	$7.52	$7.98	$7.58	$0.16	$0.11
Second Quarter of 2009	$7.25	$7.25	$7.65	$7.35	$0.55	$0.05
First Quarter of 2009	$7.90	$7.00	$7.49	$7.10	$0.20	$0.05
Fourth Quarter of 2008	$7.15	$6.50	$7.00	$6.21	$0.42	$0.13
Third Quarter of 2008	$7.90	$7.60	$7.37	$6.85	$0.73	$0.50
Second Quarter of 2008	$7.90	$7.60	$7.16	$6.95	$0.85	$0.60
First Quarter of 2008	$8.15	$7.85	-	-	-	-

Number of Holders of Common Stock.

The number of holders of record of our Common Stock on January 21, 2010 was 10, which does not include beneficial owners of our securities.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended June 30, 2009. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

On July 18, 2007, John Wang, Robert J. Eu and Stephen N. Cannon purchased an aggregate of 1,150,000 of our ordinary shares (which includs 90,174 ordinary shares that were subsequently redeemed because the underwriters did not fully exercise their over-allotment option) for an aggregate purchase price of $25,000. Mr. Cannon subsequently transferred all of the shares he purchased to the Cannon Family Irrevocable Trust, of which Mr. Cannon is the sole trustee. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold in transactions not involving a public offering to a limited number of sophisticated, wealthy individuals. No underwriting commissions or offering discounts were paid with respect to such sales.

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

On March 7, 2008, AEX Enterprises Limited, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, companies controlled by Elizabeth B. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Mr. Eu’s father-in-law, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr. and Marbella Capital Partners Ltd., a company controlled by John Wang, our Chief Executive Officer, agreed to invest an aggregate of $1,550,000 in us in the form of private placement warrants to purchase 1,550,000 ordinary shares at a price of $1.00 per warrant. Elizabeth B. Hambrecht owns approximately 25% and William R. Hambrecht controls (through a trust of which he is the trustee) approximately 38% of the voting shares of AEX Enterprises Limited. William Hambrecht is a controlling person of the voting shares of W.R. Hambrecht + Co., LLC and is the trustee of the Hambrecht 1980 Revocable Trust.  The proceeds of the sale of the warrants were placed in the trust account established for our benefit in connection with our IPO.

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

In each of the foregoing sales of securities the purchasers were our officers and directors or affiliates of our officers and directors and therefore had access to all relevant information about us when choosing to invest in our securities. As of January 21, 2010, these securities were held by the persons or entities as set forth in the following table:

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to include this information in our transition report on Form 10-K.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes contained herein and the information included in our other filings with the SEC. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this Transition Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination and the ownership of our securities being concentrated. All forward-looking statements included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement.

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

The company has entered into a letter of intent with a company for a business combination. The target is a company with its principal business operations in the People’s Republic of China.  Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the execution of the letter of intent affords the Company a six-month extension for completion of a business combination, until March 12, 2010 However if we anticipate that we will not be able to consummate a business combination by March 12, 2010, we may seek shareholder approval to extend the period of time to consummate a business combination until March 12, 2011. In order to extend the period of March 12, 2011, (i) public shareholders must approve the extension and (ii) public shareholders owning no more than one share less than 30% of the shares sold in this offering may have exercised their redemption rights.

Results of Operations for the Six Month Transition Period Ended June 30, 2009

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

We had a net gain of $11,449 for the six month period ended June 30, 2008.

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

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $2,784,873, including underwriting discounts of approximately $2,374,008, were approximately $32,679,527. Approximately $33,527,396 of the proceeds from the IPO and the private placement was placed in a trust account for our benefit, which includes $1,187,004 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The remaining $339,135 was not held in the trust account. Except for up to $700,000 (plus up to and additional $350,000 if approved by our shareholders in connection with the extension of the period in which we must complete our initial business combination to March 12, 2011) in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From July 18, 2007 (the date of our inception) through June 30, 2009, we had operating expenses of $473,993. From January 1, 2009 through June 30, 2009, we had operating expenses of $184,870. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $700,000 (or $1,050,000 if approved by our shareholders) in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2008, we had 33,798,651 held in the trust account and as of June 30, 2009 there was $33,838,155 held in the trust account, which includes deferred underwriting fees of $1,187,004. Additionally, as of June 30, 2009, we had $30,271 outside the trust account to fund our working capital requirements. Through June 30, 2009, approximately $286,000 of interest earned on the trust account balance has been released to us for working capital purpose.

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

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities, except for our agreement with Hambrecht Eu Capital Management LLC, an affiliate of Robert Eu, for office space, administrative services and secretarial support pursuant to which we pay a monthly fee of $7,500.

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

ITEM 8.  FINANCIAL AND SUPPLEMENTAL DATA

Financial statements are attached hereto beginning with page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Transition Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officer

Our current directors and executive officers are as follows:

Name	Age	Position
John Wang	39	Chief Executive Officer, President and Director
Robert J. Eu	46	Chairman of the Board,
Hao Wu	35	Chief Financial Officer, Secretary and Director
Hong Xiang Liu	44	Director

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

Hao Wu has been our Chief Financial Officer, Secretary and Director since September 4, 2009. He has been the Executive Vice President of Marbella Capital Partners, a boutique California/Shanghai based investment and advisory company that focuses on investing on Chinese deals in the growth and late stage, since January 2008. Prior to that, he was the finance director in B&Q Holding Co. Ltd., a leading home improvement retail company in China, from July 2006 until December 2007. Prior to B&Q, Mr. Wu worked for Fortune Tech group Co. Ltd. as the finance director from March 2004 until June 2006. He started his career in Unilever China as a management trainee.  David holds a Bachelor of Science degree from the management school of Shanghai Jiao Tong University. Mr. Wu is employed by Marbella Capital Partners, which is controlled by John Wang, our Chief Executive Officer and a Director. Mr. Wu is not a party to any transactions listed in Item 404(a) of Regulation S

Hong Xiang Liu has been one of our directors since September 4, 2009. He has been the director of Jiangsu Performing Art & Culture Enterprises Inc. Ltd., a real estate developer in China, Jiangsu province, since July 2007.  Prior to this, he was the Chief Executive Officer and Executive Director of Tongda Energy Limited, a piped gas provider & operator in 11 cities across China, from October 2002 until July 2007. From 1988 to September 2002, Mr. Liu held various positions in China Construction Bank.  His last appointment was as Vice General manager of the Enterprise Banking Department, China Construction Bank, Beijing Branch. Mr. Liu received his Bachelor of Engineering (Infrastructure Management) from Tianjin University and was accredited as a senior economist by China Construction Bank in 1998.   Mr. Liu is not a party to any transactions listed in Item 404(a) of Regulation S-K.

Board Committees

The board of directors is currently composed of four individuals and we do not have any committees, and, therefore, the entire board of directors performs the functions of the Audit Committee. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future. There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of January 21, 2010 by:

▪	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

▪	each of our officers and directors; and

▪	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Number of Ordinary	Approx. Percentage
	Shares	of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Ordinary Shares
John Wang(2)	270,000	5.1%
Robert J. Eu(3)	261,608	4.9%
Stephen N. Cannon(4)	173,275	3.3%
Hao Wu	—	—
Hong Xiang Liu	—	—
William R. Hambrecht(5)	354,941	6.7%
W.R. Hambrecht + Co., LLC(6)	178,275	3.4%
Shea Ventures LLC(7)	88,333	1.7%
Marbella Capital Partners Ltd.(8)	40,000	*
AEX Enterprises Limited(9)	88,333	1.7%
Hambrecht 1980 Revocable Trust(10)	88,333	1.7%
Loeb Arbitrage Management, LLC(11)	483,872	9.13%
HBK Investments L.P. (12)	423,900	8.0%
Integrated Core Strategies (US) LLC (13)	520,500	9.8%
Genesis Capital Advisors LLC. (14)	367,500	6.9%

	Number of Ordinary	Approx. Percentage
	Shares	of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Ordinary Shares
Bulldog Investors (15)	300,000	5.7%
Yarika Partners, L.P. (16)	284,225	5.4%
All directors and executive officer as a group (4 individuals)	704,883	13.3%

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

(10). William R. Hambrecht is the trustee of the Hambrecht 1980 Revocable Trust. Its address is Pier 1, Bay 3, San Francisco, CA 94111.

(11).  Based on a 13G filed on November 10, 2009.  The business address of Loeb Arbirtage Management, LLC is 61 Broadway, 24th Floor, New York, NY 10006.  Loeb Arbirtage Management, LLC is a registered investment adviser.  Loeb Arbirtage Management, LLC may invest on behalf of itself and clients for which it has investment discretion.  Loeb Arbitrage Fund’s general partner is Loeb Arbitrage Management, LLC.  Loeb Offshore Fund Ltd.’s registered investment advisor is Loeb Offshore Management, LLC.

(12).  Based on a 13G/A filed on January 28, 2009.  The business address of HBK Investments L.P. is 2101 Cedar Springs Road Suite 700, Dallas, TX 75201.  HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC.  HBK Services may, from time to time, delegate discretion to vote and dispose of certain of the securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, and/or HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom (collectively, the “Subadvisors”).  Each of HBK Services and the Subadvisors is under common control with HBK Investments L.P.  Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members of HBK Management LLC.

(13). Based on a 13G/A filed on January 29, 2009.  The business address of Integrated Core Strategies (US) LLC is c/o Millennium Management, LLC 666 Fifth Avenue 8th Floor, New York, NY 10103.  Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Israel A. Englander is the managing member of Millennium Management. Consequently, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies.

(14). Based on a 13G/A filed on February 17, 2009.  The business address of Genesis Capital Advisors LLC is 255 Huguenot Street, Suite 1103, New Rochelle, NY 10801.  Jaime Hartman,  Ethan Benovitz and Daniel Saks are the managing members of Genesis. As a result, Messrs.  Hartman,  Benovitz and Saks may be deemed to have shared voting control and investment  discretion  over  securities  deemed to be beneficially  owned by Genesis.

(15). Based on a 13G filed on August 1, 2008.  The business address of Bulldog Investors is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.  Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors.

(16). Based on a 13G filed on October 21, 2009.  The business address of Yakira Parterns, L.P. is 991 Post Road East Westport, CT 06880.  Mr. Bruce M. Kallins is the managing member of Yakira Partners, L.P.

All 1,059,825 Founder Shares owned by our Founders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

On July 18, 2007, John Wang, Robert J. Eu and Stephen N. Cannon purchased an aggregate of 1,150,000 of our ordinary shares (which includs 90,174 ordinary shares that we redeemed on March 31, 2008 because the IPO underwriters did not exercise their over-allotment option in full) for an aggregate purchase price of $25,000. Mr. Cannon subsequently transferred all of the shares he purchased to the Cannon Family Irrevocable Trust, of which Mr. Cannon is the sole trustee.

On February 21, 2008, John Wang, Robert Eu and the Cannon Family Irrevocable Trust transferred an aggregate of 463,334 shares to W.R. Hambrecht + Co., LLC, Shea Ventures LLC, Marbella Capital Partners Ltd., AEX Enterprises Limited and the Hambrecht 1980 Revocable Trust, each of which entities is an accredited investor for an aggregate purchase price of 10,193.35 or $0.022 per share.

On March 7, 2008, AEX Enterprises Limited, W.R. Hambrecht + Co., LLC and the Hambrecht 1980 Revocable Trust, companies controlled by Elizabeth B. Hambrecht, wife of Robert Eu, one of our founders and our Chairman, Chief Financial Officer and Secretary, and William R. Hambrecht, Mr. Eu’s father-in-law, Shea Ventures LLC, a company controlled by Edmund H. Shea Jr. and Marbella Capital Partners Ltd., a company controlled by John Wang, our Chief Executive Officer, agreed to invest an aggregate of $1,550,000 in us in the form of private placement warrants to purchase 1,550,000 ordinary shares at a price of $1.00 per warrant. Elizabeth B. Hambrecht owns approximately 25% and William R. Hambrecht controls (through a trust of which he is the trustee) approximately 38% of the voting shares of AEX Enterprises Limited. William Hambrecht is a controlling person of the voting shares of W.R. Hambrecht + Co., LLC and is the trustee of the Hambrecht 1980 Revocable Trust.  The proceeds of the sale of the warrants were placed in the trust account established for our benefit in connection with our IPO.

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

In each of the foregoing sales of securities the purchasers were our officers and directors or affiliates of our officers and directors and therefore had access to all relevant information about us when choosing to invest in our securities. As of January 21, 2010, these securities were held by the persons or entities as set forth in the following table:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rothstein Kass & Company, P.C. audited our financial statements for the years ended June 30, 2009; December 31, 2008 and 2007:

Audit Fees

Fees for audit services provided by Rothstein Kass & Company, P.C. totaled approximately $55,000 in 2009, including fees associated with the audit of the annual financial statements for the fiscal year ended June 30, 2009 and the reviews of the Company’s quarterly reports on Form 10-Q.

Fees for audit services provided by Rothstein Kass & Company, P.C. totaled approximately $55,000 in 2008, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2008 and the reviews of the Company’s quarterly reports on Form 10-Q.

Fees for audit services provided by Rothstein Kass & Company, P.C. totaled approximately $80,000 in 2007, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2007, the audit of the financial statements as of August 31, 2007, the audit of the Company’s balance sheet at March 18, 2008 included in the Current Report on Form 8-K, and for services performed in connection with the Company’s registration statement on Form S-1 initially filed in 2007.

Audit-Related Fees

Rothstein Kass & Company, P.C. did not bill any fees for services rendered to us during fiscal years 2009, 2008 and 2007 for Audit-related  services in connection with the audit or review of our financial statements.

Tax Fees

Rothstein Kass & Company, P.C. did not bill any fees for tax services, including tax compliance, tax advice, and tax planning, during fiscal years 2009, 2008 and 2007.

All Other Fees

There were no fees billed by Rothstein Kass & Company, P.C. for other professional services rendered during the fiscal years 2009, 2008 or 2007.

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
Balance Sheets
Statement of Operations
Statement of Shareholders’ Equity
Statement of Cash Flows

(2)	Schedules
None.
(b)	Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Memorandum of Association (1)
3.2	Amended and Restated Articles of Association (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Share Certificate (1)
4.3	Specimen Public Warrant Certificate (1)
4.4	Specimen Private Warrant Certificate (1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.6	Form of Unit Purchase Option (1)
10.1	Form of Letter Agreement by John Wang (1)
10.2	Form of Letter Agreement by Robert J. Eu (1)
10.3	Form of Letter Agreement by Stephen N. Cannon (1)
10.4	Form of Letter Agreement by Lee S. Ting (1)
10.5	Form of Letter Agreement by AEX Enterprises Limited (1)
10.6	Form of Letter Agreement by Feng Zhang (1)
10.7	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.8	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company, the founding shareholders and the founders (1)
10.9	Form of Services Agreement between the Registrant and Hambrecht Eu Capital Management LLC (1)
10.10	Form of Registration Rights Agreement among the Registrant, the founding shareholders and the founders (1)
10.11	Revolving Credit Agreement between the Registrant and Robert Eu (1)
10.12	Promissory Note between Registrant and Robert Eu (1)
10.13	Form of Warrant Purchase Agreement between the Registrant and AEX Enterprises Limited (1)
10.14	Form of Right of First Refusal Agreement between the Registrant, Marbella Capital Partners and AEX Enterprises Limited (1)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)        Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-146147).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 22, 2010		HAMBRECHT ASIA ACQUISITION CORP.

	By:	/s/ John Wang
John Wang
Chief Executive Officer, President and Director
(Principal Executive Officer)

January 22, 2010	By:	/s/ Hao Wu
Hao Wu
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 22, 2010	By:	/s/ John Wang
John Wang
Chief Executive Officer, President and
Director (Principal Executive Officer)

January 22, 2010	By:	/s/ Robert J. Eu
Robert J. Eu
Chairman of Board

January 22, 2010	By:	/s/ Hao Wu
Hao Wu
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

January 22, 2010	By:	/s/ Hong Xiang Liu
Hong Xiang Liu
Director

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hambrecht Asia Acquisition Corporation

We have audited the accompanying balance sheets of Hambrecht Asia Acquisition Corporation (a corporation in the development stage) (the “Company”) as of June 30, 2009 and December 31, 2008 and 2007, and the related statements of operations and cash flows for the six months ended June 30, 2009, the year ended December 31, 2008, the period from July 18, 2007 (date of inception) to December 31, 2007 and the periods from July 18, 2007 (date of inception) to June 30, 2009, and shareholders’ equity for the period from July 18, 2007 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of its operations and its cash flows for the six months ended June 30, 2009, the year ended December 31, 2008, the period from July 18, 2007 (date of inception) to December 31, 2007 and the periods from July 18, 2007 (date of inception) to June 30, 2009, and shareholders’ equity for the period from July 18, 2007 (date of inception) to June 30, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Hambrecht Asia Acquisition Corporation will continue as a going concern. As discussed in Note 7 to the financial statements, Hambrecht Asia Acquisition Corporation will face a mandatory liquidation if a business combination is not consummated by March 12, 2010, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Roseland, New Jersey
January 22, 2010

/s/ Rothstein Kass & Company, P.C.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	June 30,2009	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$30,271	$100,312	$101,671
Prepaid expenses	95,686	108,330	183,254

Total current assets	125,957	208,642	284,925
Other asset		—
Investments held in the trust account	33,838,155	33,798,651

Total assets	$33,964,112	$34,007,293	$284,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$76,275	$31,780	$—
Note payable, shareholder			281,661
		—

Total current liabilities	76,275	31,780	281,661

Long-term liabilities
Deferred underwriting fees, net of $356,101 subject to forfeiture in the event of possible redemption	830,903	830,903	—

Ordinary shares, subject to possible redemption, (1,271,788 shares at redemption value of $7.92 per share)	10,072,561	10,072,561	—

Shareholders’ equity
Ordinary shares, $.001 par value, 50,000,000 shares authorized; 5,299,125, 5,299,125 and 1,150,000 shares issued and outstanding as of June 30, 2009, December 31, 2008 and December 31, 2007 (which includes 1,271,788, 1,271,788 shares and 0 shares respectively subject to possible redemption)	5,299	5,299	1,150
Additional paid-in capital	22,851,981	22,851,981	23,850
Earnings (deficit) accumulated during the development stage	127,093	214,769	(21,736)

Total shareholders’ equity	22,984,373	23,072,049	3,264

Total liabilities and shareholders’ equity	$33,964,112	$34,007,293	$284,925

See accompanying notes to financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

	For the Period Ended June 30, 2009 (six months)	For the Period Ended June 30, 2008 (six months) (unaudited)	Period from July 18,2007 (inception) to June 30,2009	For the Year ended December 31,2008	Period from July 18, 2007 to December 31,2007
Revenues	$—	$—	$—	$—	$—
Formation and administrative costs	184,870	156,683	473,993	267,387	21,736
Loss from operations	(184,870)	(156,683)	(473,993)	(267,387)	(21,736)
Interest income, net	97,193	168,133	601,085	503,892	—
Net income (loss)	(87,677)	11,449	127,093	236,505	(21,736)
Weighted average number of ordinary shares subject to possible redemption, basic and diluted	1,271,788	808,223	793,378	1,037,742	—
Income (loss) per ordinary share subject to possible redemption, basic and diluted	$(0.07)	$0.01	$0.16	$—	$—
Weighted average number of ordinary shares outstanding (not subject to possible redemption) , basic	4,027,337	3,789,581	3,085,775	3,503,402	1,150,000
Income (loss) per ordinary share not subject to possible redemption, basic	$(0.02)	$0.00	$0.04	$0.07	$(0.02)
Weighted average number of ordinary shares outstanding (not subject to possible redemption), diluted	4,027,337	5,164,193	4,267,656	5,213,337	1,150,000
Income (loss) per ordinary share not subject to possible redemption, diluted	$(0.02)	$0.00	$0.03	$0.05	$(0.02)

See accompanying notes to financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)

Statements of Shareholders’ Equity

For the Period July 18, 2007 (date of inception) to June 30, 2009

	Ordinary Shares			Earnings
	Shares	Amount	Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Total Shareholders’ Equity
Balances at July 18, 2007	—	$—	$—	$—	$—

Sale of units issued to founders on July 18, 2007 at approximately $0.02 per share	1,150,000	1,150	23,850		25,000

Net loss				(21,736)	(21,736)

Balances at December 31, 2007	1,150,000	$1,150	$23,850	$(21,736)	$3,264

Proceeds from sale of warrants in a private placement to initial shareholders			1,550,000		1,550,000
Sale of 4,000,000 units at $8.00 per unit in the public offering, net of underwriters’ discount and offering expenses (1,199,999 shares subject to possible redemption)	4,000,000	4,000	29,550,348		29,554,348
Sale of 239,300 units at $8.00 per unit in the public offering from partial exercise of underwriters’ overallotment option, net of underwriters’ discount and offering expenses (71,789 shares subject to possible redemption)	239,300	239	1,800,344		1,800,583
Forfeiture of founders shares from partial exercise of underwriters’ overallotment option	(90,175)	(90)			(90)
Proceeds subject to possible redemption of 1,271,788 shares at a redemption value of $7.92 per share			(10,072,561)		(10,072,561)
Net income				236,505	236,505
Balances at December 31, 2008	5,299,125	$5,299	$22,851,981	$214,769	$23,072,049
Net loss				(87,677)	(87,677)
Balances at June 30, 2009	5,299,125	$5,299	$22,851,981	$127,093	$22,984,373

See accompanying notes to financial statements.

Hambrecht Asia Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows

	For the Period Ended June 30, 2009 (six months)	For the Period Ended June 30, 2008 (six months) (unaudited)	Period from July 18,2007 (inception) to June 30,2009	For the Year ended December 31,2008	Period from July 18, 2007 to December 31,2007

Cash flows from operating activities:

Net income (loss)	$(87,677)	$11,449	$127,093	$236,505	$(21,736)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Change in operating assets and liabilities:

Accrued expenses	44,494	94,063	76,275	31,780

Prepaid expenses and other current asset	12,644	49,922	(95,686)	(108,330)

Net cash provided by (used in) operating activities	(30,538)	155,434	107,682	159,955	(21,736)

Cash used in investing activities:

Proceeds from the public offering deposited in trust account	—	(33,527,400)	(33,527,400)	(33,527,400)	—

Interest income re-invested in trust account	(85,836)	(173,102)	(510,361)	(510,361)	—

Redemption from the trust account	46,332	65,709	285,442	239,110	—

Net cash used in investing activities	(39,504)	(33,634,793)	(33,838,155)	(33,798,651)	—

Cash flows from financing activities:

Proceeds from sale of ordinary shares to founders	—	—	25,000	—	25,000

Proceeds from shareholder’s note payable	$—	$—	$281,661	$—	$281,661

Proceeds from warrants purchased in private placement	—	1,550,000	1,550,000	1,550,000	—

Proceeds from initial public offering	$—	$32,000,000	$32,000,000	$32,000,000	$—

Proceeds from exercise of underwriters overallotment option	—	1,914,400	1,914,400	1,914,400	—

Repayment of shareholder’s note payable	—	—	(281,661)	(281,661)	—

Payment of underwriters’ fee and offering cost of initial public offering	—	(1,728,656)	(1,728,656)	(1,545,402)	(183,254)

Net cash provided by financing activities	—	33,454,083	33,760,744	33,637,337	123,407

Net increase (decrease) in cash	(70,042)	(25,276)	30,271	(1,359)	101,671

Cash at beginning of the period	100,312	101,671	—	101,671	—

Cash at end of the period	$30,271	$76,395	$30,271	$100,312	$101,671

Supplemental schedule of non-cash financing activities:

Deferred underwriting fees, net	$—	$830,903	$830,903	$830,903	$—

Ordinary shares subject to possible redemption	$—	$10,072,561	$10,072,561	$10,072,561	$—

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

 On December 9, 2009 the Board of Directors of Hambrecht Asia Acquisition Corp. (the "Company") authorized a change in the Company's fiscal year end to June 30 from December 31. The Company reports its financial results for the six month transition period of December 31, 2008 through June 30, 2009 on a Transition Report on Form 10-K.  After filing the Transition Report, the Company’s next fiscal year end will be June 30, 2010.

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

Investments held in the Trust Account:

The amounts held in the Trust Account as of June 30, 2009 represent substantially all of the proceeds of the Offering plus partial exercise of the underwriters’ over-allotment option, the private placement and interest earned on the trust to date, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested in a money market fund that invests in US and state government and government agency debt securities.

Fair value of financial instruments:

The Company does not enter into financial instruments for trading or speculative purposes.  The carrying amounts of financial instruments classified as current assets and current liabilities as disclosed in the accompanying balance sheets, approximate their fair value due to their short maturities.

Use of estimates:

The preparation of financial statements in conformity with U.S.  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Effective January 1, 2007, the Company adopted the provisions of  “Accounting for Uncertainty in Income Taxes”.  There were no unrecognized tax benefits as of June 30, 2009.  The provision prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at June 30, 2009.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Ordinary shares subject to possible redemption:

As discussed in Note 1, the Company will only proceed with a Business Combination if:  (1) it is approved by a majority of the votes cast by the Company’s public shareholders; and (2) public shareholders holding less than 30% (1,271,788) of the ordinary shares sold in the Offering and partial exercise of the over-allotment option, choose to exercise their redemption rights thereby receiving their per share interest in the Trust Account.  In accordance with FASB’s Emerging Issues Task Force (EITF) Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company has classified 1,271,788 shares of its ordinary shares outside of permanent equity as “Ordinary shares subject to redemption,” at a redemption price of $7.92 per share as of June 30, 2009 .  The Company will recognize changes in the conversion value as they occur and will adjust the carrying value of the ordinary shares subject to conversion to be equal to its conversion value at the end of each reporting period.

Income (loss) per ordinary share:

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of ordinary shares that then shared in the earnings of the entity.

For the period  ended (six months) June 30, 2009, and for the period from July 18, 2007 (inception) to June 30, 2009, the Company had potentially dilutive securities in the form of 7,129,125 warrants, and 5,299,125 warrants issued as part of the Units (as defined below) in the Offering.  Of the total warrants outstanding for the periods then ended, approximately 2,328,422 and 1,181,881, respectively, represent incremental shares of ordinary share, based on their assumed redemption, to be included in the weighted average number of shares of ordinary share outstanding (not subject to possible redemption) for the calculation of diluted income per ordinary share.  The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for ordinary share at the beginning of the period.

The Company’s statements of operations includes a presentation of income per ordinary share subject to possible redemption in a manner similar to the two-class method of income per share.  Basic and diluted income amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption.  Basic and diluted net income (loss) per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income (loss) exclusive of the net interest income attributable to ordinary share subject to redemption by the weighted average number of shares not subject to possible redemption.

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

On April 9, 2009, the FASB issued the guidance of  “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also amends Accounting Principles Board Opinion-Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The guidance shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this if certain requirements are met. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a significant impact on the Company’s financial statements or related footnotes.

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

On May 28, 2009, the FASB issued the guidance regarding subsequent events, which we adopted on a prospective basis beginning April 1, 2009. The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of the pronouncement did not have an impact on our financial position, results of operations or cash flows. These financial statements were approved by management and were issued on January 22, 2010. Subsequent events have been evaluated through this date.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued the statement of “Accounting Standards Codification TM  and the Hierarchy of Generally Accepted Accounting Principles This statement confirmed that the  FASB Accounting Standards Codification  (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.. The  Company has adopted this standard and did not have any substantive impact on our  financial statements or related footnotes.

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

NOTE 5—FAIR VALUE MEASUREMENTS

The Company complies with Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The fair values of the Company’s cash equivalents and cash and cash equivalents held on the Trust Account are determined through market, observable and corroborated sources.

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